Form 10-Q
period 2002-06-30
INTERNATIONAL SPECIALTY HOLDINGS INC
filed 2002-08-14
CIK 1157303

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
  /X/             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended June 30, 2002

                                      OR

  / /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number 333-82822

                     INTERNATIONAL SPECIALTY HOLDINGS INC.
              (Exact name of registrant as specified in its charter)


        Delaware                                           22-3807354
(State of Incorporation)                              (I. R. S. Employer
                                                       Identification No.)

 300 Delaware Avenue, Suite 303, Wilmington, Delaware            19801
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code         (302) 427-5715

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     As of August 13, 2002, 100 shares of International Specialty Holdings Inc. common stock (par value $.001 per share) were outstanding. There is no trading market for the common stock of the registrant. No shares of the registrant were held by non-affiliates.

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                      Second Quarter Ended     Six Months Ended
                                     ---------------------   --------------------
                                        July 1,    June 30,   July 1,    June 30,
                                         2001        2002       2001       2002
                                      ---------   ---------  ---------  ---------
                                                      (Thousands)
Net sales............................ $ 203,294   $ 214,724  $ 406,491  $ 433,848
                                      ---------   ---------  ---------  ---------
Costs and Expenses:
  Cost of products sold..............  (122,332)   (138,655)  (255,595)  (284,032)
  Selling, general and administrative   (41,203)    (43,731)   (81,054)   (86,112)
  Gain on sale of assets.............         -       5,468          -      5,468
  Gains on settlement of contracts...         -       3,928          -      6,760
  Amortization of goodwill and
    intangibles......................    (4,011)       (153)    (8,021)      (555)
                                      ---------   ---------  ---------  ---------
     Total costs and expenses .......  (167,546)   (173,143)  (344,670)  (358,471)
                                      ---------   ---------  ---------  ---------
Operating income.....................    35,748      41,581     61,821     75,377
Interest expense.....................   (19,990)    (21,186)   (40,199)   (44,028)
Investment income (loss), net of
  investment-related expenses of
  $1,529, $1,358, $2,560 and $2,498,
  respectively.......................    (5,794)     10,195     27,214     25,349
Other expense, net...................    (2,417)       (221)    (8,595)    (2,177)
                                      ---------   ---------  ---------  ---------
Income before income taxes...........     7,547      30,369     40,241     54,521
Income taxes.........................    (2,654)    (10,306)   (14,127)   (18,505)
                                      ---------   ---------  ---------  ---------
Income before extraordinary item and
   cumulative effect of accounting
   change............................     4,893      20,063     26,114     36,016

Extraordinary item - loss on early
  retirement of debt, net of income
  tax benefit of $2,434..............         -           -          -     (4,725)

Cumulative effect of change in
  accounting principle, net of
  income tax benefit of $216 in 2001.         -           -       (440)  (155,400)
                                      ---------   ---------  ---------  ---------
Net income (loss).................... $   4,893   $  20,063  $  25,674  $(124,109)
                                      =========   =========  =========  =========



            The accompanying Notes to Consolidated Financial Statements are an
                              integral part of these statements.

                     INTERNATIONAL SPECIALTY HOLDINGS INC.
                         CONSOLIDATED BALANCE SHEETS

                                                                        June 30,
                                                         December 31,    2002
                                                             2001     (Unaudited)
                                                         ------------ -----------
                                                                (Thousands)
ASSETS
Current Assets:
  Cash and cash equivalents..........................    $   77,863   $  122,528
  Investments in trading securities..................        54,504       97,991
  Investments in available-for-sale securities.......       231,976      180,174
  Other short-term investments.......................         2,299            -
  Restricted cash....................................       307,866            -
  Accounts receivable, trade, net....................        86,574      100,554
  Accounts receivable, other.........................        20,357       27,384
  Income taxes receivable............................         3,778        1,432
  Inventories........................................       190,582      167,299
  Deferred income tax assets.........................        32,929       35,591
  Other current assets...............................         8,635        8,688
                                                         ----------   ----------
    Total Current Assets.............................     1,017,363      741,641
Property, plant and equipment, net...................       556,959      562,295
Goodwill, net........................................       497,402      325,706
Intangible assets, net...............................        15,167        8,160
Other assets.........................................        62,481       61,483
                                                         ----------   ----------
Total Assets.........................................    $2,149,372   $1,699,285
                                                         ==========   ==========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
  Short-term debt....................................    $      143   $    1,624
  Current maturities of long-term debt...............       310,265        2,319
  Accounts payable...................................        49,088       50,317
  Accrued liabilities................................        97,659       85,940
  Payable to related parties, net....................        19,614       26,168
                                                         ----------   ----------
    Total Current Liabilities........................       476,769      166,368
                                                         ----------   ----------
Long-term debt less current maturities...............       919,557      861,693
                                                         ----------   ----------
Deferred income taxes................................       117,748      140,362
                                                         ----------   ----------
Other liabilities....................................        72,709       67,782
                                                         ----------   ----------
Stockholder's Equity:
  Common stock, $.001 par value per share;
    100 shares issued and outstanding................             -            -
  Additional paid-in capital.........................       646,342      641,297
  Accumulated deficit................................       (22,651)    (146,760)
  Accumulated other comprehensive loss...............       (61,102)     (31,457)
                                                         ----------   ----------
    Total Stockholder's Equity.......................       562,589      463,080
                                                         ----------   ----------
Total Liabilities and Stockholder's Equity...........    $2,149,372   $1,699,285
                                                         ==========   ==========



       The accompanying Notes to Consolidated Financial Statements are an
                      integral part of these statements.

                     INTERNATIONAL SPECIALTY HOLDINGS INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                Six Months Ended
                                                               ------------------
                                                                July 1,  June 30,
                                                                 2001      2002
                                                               --------  --------
                                                                   (Thousands)
Cash and cash equivalents, beginning of period...............  $ 14,763  $ 77,863
                                                               --------  --------
Cash provided by (used in) operating activities:
  Net income (loss)..........................................    25,674  (124,109)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Extraordinary item.....................................         -     4,725
      Cumulative effect of change in accounting principle....       440   155,400
      Gain on sale of assets.................................         -    (5,468)
      Depreciation...........................................    25,941    27,725
      Amortization of goodwill and intangibles...............     8,021       555
      Deferred income taxes..................................    (6,394)   12,904
      Unrealized (gains) losses on trading securities
        and other short-term investments.....................     1,094    (9,454)
  Increase in working capital items..........................    (8,472)   (1,419)
  Purchases of trading securities............................  (235,226) (325,455)
  Proceeds from sales of trading securities..................   398,139   276,504
  Proceeds (repayments) from sale of accounts receivable.....    (2,918)   (3,883)
  Change in receivable from/payable to related parties.......    (1,764)    6,710
  Change in cumulative translation adjustment................    (8,101)   10,678
  Other, net.................................................     6,574    (5,752)
                                                               --------  --------
Net cash provided by operating activities....................   203,008    19,661
                                                               --------  --------
Cash provided by (used in) investing activities:
  Capital expenditures and acquisitions......................   (44,079)  (30,666)
  Net proceeds from sale of assets...........................         -    27,271
  Purchases of available-for-sale securities.................  (121,299) (128,518)
  Proceeds from sales of available-for-sale securities.......    19,762   222,072
  Proceeds from sales of other short-term investments........    12,529     2,299
                                                               --------  --------
Net cash provided by (used in) investing activities..........  (133,087)   92,458
                                                               --------  --------
Cash provided by (used in) financing activities:
  Increase (decrease) in short-term debt.....................  (111,918)    1,481
  Proceeds from issuance of debt.............................   426,864         -
  Decrease in borrowings under revolving credit facility.....  (122,000)  (56,850)
  Repayments of long-term debt...............................   (28,236) (309,309)
  Repayments of loans from parent company....................   (23,915)        -
  Call premium on redemption of debt.........................         -    (4,621)
  (Increase) decrease in restricted cash.....................  (197,251)  307,866
  Financing fees and expenses................................   (10,389)   (1,412)
  Dividends and distributions to parent company..............   (35,000)  (16,850)
  Capital contribution from parent company...................    45,721    11,687
                                                               --------  --------
Net cash provided by (used in) financing activities..........   (56,124)  (68,008)
                                                               --------  --------
Effect of exchange rate changes on cash......................      (875)      554
                                                               --------  --------
Net change in cash and cash equivalents......................    12,922    44,665
                                                               --------  --------
Cash and cash equivalents, end of period.....................  $ 27,685  $122,528
                                                               ========  ========

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

                                                            Six Months Ended
                                                           -------------------
                                                            July 1,   June 30,
                                                             2001      2002
                                                           --------- ---------
                                                               (Thousands)

Supplemental Cash Flow Information:
  Cash paid during the period for:
    Interest (net of amount capitalized).................   $ 36,893  $ 45,955
    Income taxes.........................................      4,696     4,065

Acquisition of FineTech Ltd.:
    Fair market value of assets acquired.................   $ 23,547
    Purchase price of acquisition........................     22,450
                                                            --------
    Liabilities assumed..................................   $  1,097
                                                            ========

Acquisition of mineral products facility:
    Fair market value of assets acquired.................             $ 11,421
    Purchase price of acquisition........................               11,421
                                                                      --------
    Liabilities assumed..................................             $      -
                                                                      ========




























         The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


     The consolidated financial statements for International Specialty Holdings Inc. and its consolidated subsidiaries (the "Company") reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company and its consolidated subsidiaries at June 30, 2002, and the results of operations and cash flows for the periods ended July 1, 2001 and June 30, 2002. All adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company's Registration Statement on Form S-4, Registration No. 333-82822 (the "Form S-4").


NOTE 1.  RETIREMENT OF DEBT

     On January 14, 2002, the Company's parent company, International Specialty Products Inc. ("ISP") redeemed the remaining $307.9 million aggregate principal amount of its 9% Senior Notes due 2003 (the "2003 Notes"). The 2003 Notes were redeemed at a redemption price of 101.5% of the principal amount plus accrued and unpaid interest to the redemption date. As a result, the Company recorded an extraordinary loss on the early retirement of debt of $4.7 million ($7.1 million before income tax benefit of $2.4 million). The extraordinary charge was comprised of $4.6 million of call premium, $0.2 million of remaining discount amortization and the write-off of $2.3 million of unamortized deferred financing fees. The redemption was funded utilizing a restricted cash escrow account which had been established in 2001 in connection with the issuances of long-term debt.


NOTE 2.  RECENT ACCOUNTING DEVELOPMENT

     On June 30, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. However, goodwill will be subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. Companies must perform a fair-value-based goodwill impairment test. In addition, under SFAS No. 142, an acquired intangible asset should be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged. Intangible assets will be amortized over their useful lives. The Company adopted SFAS No. 142 effective as of January 1, 2002. Accordingly, the Company completed a transitional impairment test, effective January 1, 2002, and recognized a goodwill impairment loss of $155.4 million as the cumulative effect of a change in accounting principle. The Statement of Operations for the first quarter of 2002 has been restated to reflect this loss. The write-off represents the goodwill associated with the Company's Performance Chemicals, Fine Chemicals and Industrial business segment and was based upon the Company's estimate of fair value for these businesses, considering expected future cash flows and profitability. The Company intends to complete its annual test for impairment by the end of the year 2002.

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 2.  RECENT ACCOUNTING DEVELOPMENT - (CONTINUED)

     Following is a reconciliation showing "Income before extraordinary item and cumulative effect of accounting change" and "Net income," as reported for the second quarters and six months ended July 1, 2001 and June 30, 2002, and as adjusted to exclude amortization of goodwill.

                                      Second Quarter Ended   Six Months Ended
                                      --------------------  ------------------
                                        July 1,   June 30,   July 1,  June 30,
                                         2001       2002      2001      2002
                                      --------  ---------  --------  --------
                                        (Thousands, except per share amounts)
Income before extraordinary item
  and cumulative effect of
  accounting change, as reported..... $   4,893  $ 20,063  $26,114  $  36,016
Add back: goodwill amortization......     4,011        -     8,021         -
                                      ---------  --------  -------  ---------
Income before extraordinary item and
  cumulative effect of accounting
  change, as adjusted................ $   8,904  $ 20,063  $34,135  $  36,016
                                      =========  ========  =======  =========

Net income (loss), as reported....... $   4,893  $ 20,063  $25,674  $(124,109)
Add back: goodwill amortization......     4,011        -     8,021         -
                                      ---------  --------  -------  ---------

Net income (loss), as adjusted....... $   8,904  $ 20,063  $33,695  $(124,109)
                                      =========  ========  =======  =========


NOTE 3.  GAIN ON SALE OF ASSETS

     In April 2002, the Company sold its Haifa, Israel-based FineTech, Ltd. business to Pharmaceutical Resources, Inc. ("PRI") for $32 million. The Company recorded a second quarter pre-tax gain, after expenses, of $5.5 million related to this transaction. Also see Note 4.


NOTE 4.  GAINS ON SETTLEMENT OF CONTRACTS

     In December 2001, ISP entered into a letter agreement to sell its pharmaceutical fine chemicals business, including its Haifa, Israel-based FineTech Ltd. business and its Columbus, Ohio manufacturing facility to PRI. In February 2002, the Company received a $250,000 payment from PRI in consideration of extending the negotiations pursuant to the letter agreement. In March 2002, the Company announced that the sale would not be consummated due to the failure of PRI to proceed with the transaction in a timely manner. Under the terms of the letter agreement, the Company received a $3.0 million break-up fee. Accordingly, the Company recognized a first quarter 2002 pre-tax gain of $2.8 million, representing the total

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 4. GAINS ON SETTLEMENT OF CONTRACTS  - (CONTINUED)

cash received in February and March of $3.25 million less related expenses of $0.4 million.

     In the second quarter of 2002, the Company received $4.0 million in settlement of a manufacturing and supply contract with a customer of the Fine Chemicals business. After related expenses, a pre-tax gain of $3.9 million was recognized.


NOTE 5.  ACQUISITION

     In April 2002, the Company acquired the roofing granules manufacturing operations in Ione, California of Reed Minerals, a division of Harsco Corporation. In a related transaction, the Company also acquired the adjacent quarry operations and certain mining assets from Hanson Aggregates Mid-Pacific, Inc. The total purchase price of the acquisitions was $11.4 million.

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 6.  COMPREHENSIVE INCOME (LOSS)

                                               Second Quarter Ended   Six Months Ended
                                               --------------------   ----------------
                                                July 1,    June 30,   July 1,  June 30,
                                                  2001       2002       2001      2002
                                                -------    --------   -------  -------
                                                                (Thousands)
Net income (loss)............................   $  4,893   $20,063  $ 25,674  $(124,109)
                                                --------   -------  --------  ---------
Other comprehensive income (loss), net of tax:
  Change in unrealized losses on
    available-for-sale securities:
  Unrealized holding gains (losses) arising
    during the period, net of income tax
    (provision) benefit of $18,295, $4,079,
    $41,160 and $(12,074), respectively.......   (37,519)   (6,831)  (79,822)    26,950
  Less: reclassification adjustment for gains
    (losses) included in net income, net of
    of income tax (provision) benefit of $594,
    $(483), $311 and $(2,682), respectively...    (1,098)    1,195      (574)     9,501
                                                --------   -------  --------  ---------
  Total change for the period.................   (36,421)   (8,026)  (79,248)    17,449
                                                --------   -------  --------  ---------
  Change in unrealized losses on derivative
    hedging instruments - cash flow hedges:
  Net derivative losses, net of income tax
    benefit of $133, $11, $627
    and $12, respectively.....................      (246)      (20)   (1,160)       (22)
  Less: reclassification adjustment for
    losses included in net income, net of
    income tax benefit of $161, $316, $189
    and $534, respectively....................      (299)     (611)     (350)      (986)
                                                --------   -------  --------  ---------
  Total change for the period.................        53       591      (810)       964
                                                --------   -------  --------  ---------
Foreign currency translation adjustment.......    (3,883)   11,211    (8,976)    11,232
                                                --------   -------  --------  ---------
Total other comprehensive income (loss).......   (40,251)    3,776   (89,034)    29,645
                                                --------   -------  --------  ---------
Comprehensive income (loss)...................  $(35,358)  $23,839  $(63,360) $ (94,464)
                                                ========   =======  ========  =========

     Changes in the components of "Accumulated other comprehensive loss" for the six months ended June 30, 2002 are as follows:

                               Unrealized      Unrealized    Cumulative
                               Gains (Losses)  Losses on     Foreign      Accumulated
                               On Available-   Derivative    Currency     Other
                               for-Sale        Hedging       Translation  Comprehensive
                               Securities      Instruments   Adjustment   Loss
                               ------------    -----------   -----------  -------------
                                                      (Thousands)
Balance, December 31, 2001..   $    (32,443)   $   (964)      $ (27,695)   $ (61,102)
Change for the period.......         17,449         964          11,232       29,645
                               ------------    --------       ---------    ---------
Balance, June 30, 2002......   $    (14,994)   $      -       $ (16,463)   $ (31,457)
                               ============    ========       =========    ==========

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 7.  BUSINESS SEGMENT INFORMATION

                                               Second Quarter Ended      Six Months Ended
                                               ---------------------   --------------------
                                                July 1,     June 30,      July 1,  June 30,
                                                 2001         2002         2001      2002
                                               ---------   ---------    --------  ---------
                                                               (Thousands)
Net sales (1):
  Personal Care.............................   $  48,851   $  51,821    $ 105,112  $ 105,117
  Pharmaceutical, Food and Beverage.........      56,293      58,351      111,800    118,770
  Performance Chemicals, Fine Chemicals and
    Industrial..............................      76,560      78,877      149,557    160,258
                                               ---------   ---------    ---------  ---------
    Total Specialty Chemicals...............     181,704     189,049      366,469    384,145
  Mineral Products (2)......................      21,590      25,675       40,022     49,703
                                               ---------   ---------    ---------  ---------
Net sales...................................   $ 203,294   $ 214,724    $ 406,491  $ 433,848
                                               =========   =========    =========  =========

Operating income (1):
  Personal Care.............................   $   9,093   $  10,574    $  21,283  $  18,093
  Pharmaceutical, Food and Beverage.........      14,021      12,911       26,924     26,439
  Performance Chemicals, Fine Chemicals and
    Industrial (3)..........................       9,732      10,762        9,585     17,817
                                               ---------   ---------    ---------   --------
    Total Specialty Chemicals...............      32,846      34,247       57,792     62,349
  Mineral Products..........................       2,782       7,219        3,356     12,888
                                               ---------   ---------    ---------   --------
  Total segment operating income............      35,628      41,466       61,148     75,237
  Unallocated corporate office..............         120         115          673        140
                                               ---------   ---------    ---------  ---------
Total operating income......................      35,748      41,581       61,821     75,377
Interest expense, investment income (loss)
  and other expense, net....................     (28,201)    (11,212)     (21,580)   (20,856)
                                               ---------   ---------    ---------  ---------
Income before income taxes..................   $   7,547   $  30,369    $  40,241  $  54,521
                                              ==========   =========    =========  =========

(1) Net sales and operating income for the second quarter and the first six months of 2001 for the three Specialty Chemicals business segments have been restated to conform to the 2002 presentation. In 2002, the Company realigned its Alginates business based on the markets for its products. Sales and operating income for the Alginates business are now included in the Personal Care, Pharmaceutical, Food and Performance Chemicals businesses. Prior to 2001, the sales and operating income of the Alginates business represented the Food business of the Pharmaceutical, Food and Beverage business segment.

(2) Includes sales to Building Materials Corporation of America, an affiliate, and its subsidiaries, of $16.6 and $19.7 million for the second quarter of 2001 and 2002, respectively, and $31.8 and $38.8 million for the first six months of 2001 and 2002, respectively.

(3) Operating income for the Performance Chemicals, Fine Chemicals and Industrial business segment for the second quarter and six months of 2002 includes a gain of $5.5 million from the sale of the FineTech business (see
     Note 3) and a $3.9 million gain from the settlement of a manufacturing and supply contract (see Note 4). For the six months of 2002, operating income for the Performance Chemicals, Fine Chemicals and Industrial business segment also includes a first quarter gain of $2.8 million from the termination of a contract related to the sale of the FineTech business (see
     Note 4).

                    INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 8.  HEDGING AND DERIVATIVES

     In June 2001, ISP Chemco Inc., a wholly owned subsidiary of the Company, entered into $450.0 million of Senior Credit Facilities, which include a $225.0 million term loan. The Company designated interest rate swaps, with a notional amount of $100 million, as a hedge of its exposure to changes in the eurodollar rate under the term loan. The interest rate swaps are structured to receive interest based on the eurodollar rate and pay interest on a fixed rate basis. A cash flow hedging relationship was established whereby the interest rate swaps hedged the risk of changes in the eurodollar rate related to borrowings against the term loan. The interest rate swaps hedge exposure to changes in the eurodollar rate through July 2002.

     At June 30, 2002, the fair value of the interest rate swaps was $(1.1) million and is included within "Accrued liabilities" on the Company's Consolidated Balance Sheet. During the first six months of 2002, $1.9 million related to the interest rate swaps was reclassified and charged against interest expense. Of the original $100 million notional amount of the interest rate swaps, $50 million matured in June 2002, and the remaining $50 million matured in July 2002. Accordingly, the fair market value of these swaps has been recognized in earnings.


NOTE 9.  INVENTORIES

     Inventories comprise the following:

                                       December 31,   June 30,
                                           2001         2002
                                       ------------   --------
                                              (Thousands)
     Finished goods................     $120,797      $105,545
     Work-in-process...............       36,960        32,574
     Raw materials and supplies....       32,825        29,180
                                        --------      --------
     Inventories...................     $190,582      $167,299
                                        ========      ========

     At December 31, 2001 and June 30, 2002, $60.1 and $53.2 million, respectively, of domestic inventories were valued using the LIFO method. If the FIFO inventory method had been used for these inventories, the value of inventories would have been $3.7 and $2.2 million higher at December 31, 2001 and June 30, 2002, respectively.

                   INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 10.  CONTINGENCIES

Environmental Litigation

     The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters ("Environmental Claims") under the Comprehensive Environmental Response Compensation and Liability Act, Resource Conservation and Recovery Act and similar state laws, in which recovery is sought for the cost of cleanup of contaminated sites or remedial obligations are imposed, a number of which Environmental Claims are in the early stages or have been dormant for protracted periods.

     While the Company cannot predict whether adverse decisions or events can occur in the future, in the opinion of the Company's management, the resolution of the Environmental Claims should not be material to the business, liquidity, results of operations, cash flows or financial position of the Company. However, adverse decisions or events, particularly as to increases in remedial costs, discovery of new contamination, assertion of natural resource damages, and the liability and the financial responsibility of the Company's insurers and of the other parties involved at each site and their insurers, could cause the Company to increase its estimate of its liability in respect of those matters. It is not currently possible to estimate the amount or range of any additional liability.

     For further information regarding environmental matters, reference is made to Note 21 to Consolidated Financial Statements contained in the Form S-4.

Tax Claim Against G-I Holdings Inc.

     The Company and certain of its subsidiaries were members of a consolidated group for Federal income tax purposes that included G-I Holdings Inc., (the "G-I Holdings Group") in certain prior years and, accordingly, would be severally liable for any tax liability of the G-I Holdings Group in respect of those prior years. Effective as of January 1, 1997, neither the Company nor any of its subsidiaries are members of the G-I Holdings Group.

     On September 15, 1997, G-I Holdings received a notice from the Internal Revenue Service (the "IRS") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which G-I Holdings held an interest. G-I Holdings has advised the Company that it believes that it will prevail in the tax matter arising out of the surfactants partnership, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position or results of operations. On September 21, 2001, the IRS filed a

                  INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 10. CONTINGENCIES - (CONTINUED)

proof of claim with respect to such deficiency against G-I Holdings in the G-I Holdings bankruptcy. On May 7, 2002, G-I Holdings filed an objection to that proof of claim. If such proof of claim is sustained, the Company and/or some of the Company's subsidiaries, together with G-I Holdings and several current and former subsidiaries of G-I Holdings, would be severally liable for such taxes and interest in the amount of approximately $250.0 million should G-I Holdings be unable to satisfy such liability. In January 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to its asbestos-related bodily injury claims relating to the inhalation of asbestos fiber. For additional information relating to G-I Holdings, reference is made to Notes 10, 18 and 21 to Consolidated Financial Statements contained in the Form S-4.


NOTE 11.  NEW ACCOUNTING PRONOUNCEMENTS

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting and reporting standards for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. Upon initial recognition of such liability, an entity must capitalize the asset retirement cost by increasing the carrying amount of the related long-lived asset and subsequently depreciating the asset retirement cost over the useful life of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, although earlier application is encouraged. The Company does not expect that the adoption of SFAS No. 143 will have a material impact on its consolidated results of operations, financial position or cash flows.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement of SFAS No. 4 that gains and losses on the early extinguishments of debt be recorded as an extraordinary item unless such gains and losses meet the criteria of APB No. 30 for classification as extraordinary. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002, although early application is encouraged. The Company intends to adopt SFAS No. 145 effective January 1, 2003, which will likely result in the Company's first quarter 2002 pre-tax loss of $7.1 million on the early extinguishment of debt being reclassified to other expense, net.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     Unless otherwise indicated by the context, "we," "us" and "our" refer to International Specialty Holdings Inc. and its consolidated subsidiaries.


CRITICAL ACCOUNTING POLICIES

     The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates, including but not limited to those related to doubtful accounts, inventory valuation, investments, environmental liabilities, goodwill and intangible assets, pensions and other postemployment benefits, and contingent liabilities. We base our estimates on historical experience and on various other other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We do not anticipate any changes in management estimates that would have a material impact on our operations, liquidity or capital resources. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Form S-4 for a discussion of our critical accounting policies.

     The only update to our critical accounting policies since December 31, 2001 relates to the amortization of goodwill. In accordance with the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," goodwill is no longer amortized over its estimated useful life, but rather will be subject to at least an annual assessment for impairment. We adopted SFAS No. 142 on January 1, 2002. Accordingly, we completed a transitional impairment test, effective January 1, 2002, and recognized a goodwill impairment loss of $155.4 million as the cumulative effect of a change in accounting principle. We will perform our annual test for impairment before the end of the year 2002.


RESULTS OF OPERATIONS - SECOND QUARTER 2002 COMPARED WITH
                        SECOND QUARTER 2001

     We recorded second quarter 2002 net income of $20.1 million compared with $4.9 million in the second quarter of 2001. Second quarter 2002 results include pre-tax gains of $5.5 million from the sale of our FineTech business and $3.9 million from a contract settlement. Second quarter 2001 results reflected $4.0 million of goodwill amortization. Net income, adjusted to exclude the nonrecurring gains in the second quarter of 2002 and goodwill amortization in the second quarter of 2001, would have been $13.9 million in the second quarter of 2002 versus $8.9 million in the second quarter of 2001. On a comparable basis, the results for the second quarter of 2002 reflected $16.0 million higher investment income and $2.2 million lower other expense, net, partially offset by $7.6 million lower operating income (excluding the nonrecurring gains) and $1.2 million higher interest expense.

     Net sales for the second quarter of 2002 were $214.7 million compared with $203.3 million for the same period in 2001. The 6% increase in sales in the second quarter of 2002 resulted primarily from the contribution to sales from the biocides business ($9.9 million), which was acquired on December 31, 2001, higher unit volumes in the Mineral Products, Personal Care, Pharmaceutical and Industrial businesses (totaling $12.1 million), and the favorable impact of the weaker U.S. dollar in Europe ($1.3 million), partially offset by lower unit volumes in the Fine Chemicals and Performance Chemicals businesses (totaling $9.5 million) and lower pricing in the Industrial business ($3.0 million).

     Gross margins for the second quarter of 2002 were 35.4% compared with 39.8% in the second quarter of 2001. The decline in margins resulted primarily from a reduction in the Fine Chemicals business due to the Polaroid bankruptcy and price declines in the Industrial business.

     Operating income for the second quarter of 2002 was $41.6 million compared with $35.7 million for the second quarter of 2001. Excluding the nonrecurring gains totaling $9.4 million in the second quarter of 2002 and $4.0 million of goodwill amortization in the second quarter of 2001, operating income was $32.2 million for the second quarter of 2002 compared with $39.8 million for the second quarter of 2001. On a comparable basis, the decrease in operating income in the second quarter of 2002 was attributable to lower operating results in the Fine Chemicals and Industrial businesses (totaling $10.0 million), partially offset by improvements in operating profits in the Mineral Products and the Personal Care business segments (totaling $5.9 million). Selling, general and administrative expenses for the second quarter of 2002 increased 6% to $43.7 million from $41.2 million in the same period last year, primarily due to the biocides acquisition and to higher selling and distribution costs, but those expenses as a percentage of sales were 20.4% compared with 20.3% in last year's second quarter.

     Interest expense for the second quarter of 2002 was $21.2 million versus $20.0 million for the same period last year. The increase was due to higher average interest rates, partially offset by lower average borrowings. Interest expense in the second quarter of 2001 included interest on a $50 million intercompany loan from our parent company, which was repaid in December 2001. Investment income in the second quarter of 2002 was $10.2 million compared with investment losses of $5.8 million in the same period last year, which mainly reflected unrealized losses. Other expense, net, for the second quarter of 2002 was $0.2 million compared with other expense, net, of $2.4 million in last year's second quarter, with the lower expense due to the impact of the weaker U.S. dollar in Europe and Asia.


Business Segment Review

     A discussion of operating results for each of our business segments follows. We operate our Specialty Chemicals business through three reportable business segments, in addition to the Mineral Products segment. Each business segment was favorably impacted in the second quarter of 2002 by the absence of goodwill amortization. Goodwill amortization in the second quarter of 2001 by business segment was as follows:

                                          (Millions)
                                          ----------
   Personal Care                             $1.2
   Pharmaceutical, Food and Beverage          1.0
   Performance Chemicals, Fine Chemicals
      and Industrial                          1.0
   Mineral Products                           0.8


Personal Care

     Sales in the second quarter of 2002 were $51.8 million compared with $48.9 million for the same period last year, while operating income for the second quarter of 2002 increased to $10.6 million from $9.1 million in last year's quarter. The 6% increase in sales resulted from higher unit volumes ($2.9 million), mainly in hair care products in North America. The higher operating income resulted from the favorable goodwill impact in addition to favorable volume and mix ($2.2 million), partially offset by unfavorable manufacturing costs ($1.6 million).

Pharmaceutical, Food and Beverage

     Sales for the Pharmaceutical, Food and Beverage segment were $58.4 million for the second quarter of 2002, a 4% increase compared with $56.3 million for the second quarter of 2001. Sales for the Pharmaceutical business increased by 6% in the second quarter of 2002, reflecting higher unit volumes ($1.7 million), primarily in the excipients market in Europe.

     Operating income for the Pharmaceutical, Food and Beverage segment was $12.9 million in the second quarter of 2002 compared with $14.0 million in the same period last year. The earnings decline primarily resulted from unfavorable manufacturing costs ($2.2 million) and higher administrative and selling expenses ($1.4 million), which more than offset the favorable impact of the increased sales volumes.

Performance Chemicals, Fine Chemicals and Industrial

     Sales in the second quarter of 2002 were $78.9 million compared with $76.6 million in the second quarter of 2001. The 3% higher sales were attributable to the biocides business ($9.9 million), which was acquired on December 31, 2001, and also to higher Industrial volumes ($4.1 million). These sales increases were offset by 10% lower Performance Chemicals sales due to lower volumes ($2.6 million), 56% lower Fine Chemicals sales reflecting the lack of sales to Polaroid, and lower Industrial pricing ($3.0 million). Market selling prices of butanediol decreased in the second quarter of 2002 compared with average 2001 levels due to weakening demand and in anticipation of new capacity coming on stream in Europe later in 2002.

     Operating income for the Performance Chemicals, Fine Chemicals and Industrial segment was $10.8 million in the second quarter of 2002 compared with $9.7 million for the second quarter of 2001. Excluding the $9.4 million of nonrecurring gains discussed earlier, operating income for the second quarter of 2002 was $1.4 million. The reduction in operating income was attributable to losses from the Fine Chemicals business due to the loss of sales to Polaroid and lower Industrial profits due to the impact of unfavorable pricing and product mix ($6.5 million), partially offset by the increased Industrial volumes and the contribution to income from the biocides business.

Mineral Products

     Sales for the Mineral Products segment for the second quarter of 2002 were $25.7 million compared with $21.6 million for the second quarter of 2001. The $4.1 million (19%) increase reflected $3.1 million (19%) higher sales to Building Materials Corporation of America, an affiliate, and $1.0 million (20%) higher third party sales. The increased sales reflected higher unit volumes ($3.4 million) resulting from an increased demand for roofing granules. Operating income for the second quarter of 2002 was $7.2 million compared with $2.8 million for the second quarter of 2001, reflecting favorable manufacturing efficiencies as well as the impact of the higher volumes.


RESULTS OF OPERATIONS - FIRST SIX MONTHS 2002 COMPARED WITH
                        FIRST SIX MONTHS 2001

     For the first six months of 2002, we recorded a net loss of $124.1 million compared with net income of $25.7 million in the first six months of 2001. In accordance with the adoption of SFAS No. 142, we completed a transitional test for impairment of goodwill, and, accordingly, recorded a $155.4 million charge, effective January 1, 2002, for the cumulative effect of a change in accounting principle. The write-off represents the goodwill associated with our Performance Chemicals, Fine Chemicals and Industrial business segment and was based upon our estimate of fair value for these businesses, considering expected future cash flows and profitability.

     First six months 2002 results also include a $5.5 million pre-tax gain from the sale of the FineTech business, $6.8 million of pre-tax gains from contract settlements and an after-tax extraordinary charge of $4.7 million on the early retirement of debt. First six months 2001 results included $8.0 million of goodwill amortization, prior to the adoption of SFAS No. 142, and an after-tax charge of

$0.4 million for the cumulative effect of adopting SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Excluding such charges and nonrecurring gains discussed above, adjusted "Income before extraordinary item and cumulative effect of accounting change" for the first six months of 2002 was $27.9 million compared with $34.1 million for the first six months of 2001. On a comparable basis, the lower results for the first six months of 2002 were attributable to $6.7 million lower operating income (excluding the nonrecurring gains), $3.8 million higher interest expense and $1.9 million lower investment income, partially offset by $6.4 million lower other expense, net.

     Net sales for the first six months of 2002 were $433.8 million compared with $406.5 million for the same period in 2001. The 7% increase in sales in the first six months of 2002 resulted primarily from the contribution to sales from the biocides business ($17.7 million), which was acquired on December 31, 2001, and by higher unit volumes in the Mineral Products, Pharmaceutical, Personal Care and Industrial businesses (totaling $20.4 million), partially offset by lower unit volumes in the Performance Chemicals and Fine Chemicals businesses (totaling $4.1 million), and lower pricing in the Industrial business ($4.8 million).

     Gross margins for the first six months of 2002 were 34.5% compared with 37.1% in the first six months of 2001. The decline in margins resulted primarily from a reduction in the Fine Chemicals business due to the Polaroid bankruptcy, unfavorable manufacturing costs, and price declines in the Industrial business.

     Operating income for the first six months of 2002 was $75.4 million compared with $61.8 million for the first six months of 2001. Excluding the $12.2 million of nonrecurring pre-tax gains on the sale of the FineTech business and the settlements of contracts in the first six months of 2002 and $8.1 million of goodwill amortization in the first six months of 2001, operating income was $63.1 million for the first six months of 2002 compared with $69.8 million for the first six months of 2001. On a comparable basis, the $6.7 million decrease in operating income in the first six months of 2002 was primarily attributable to lower results in the Fine Chemicals, Personal Care, Pharmaceutical, Food and Beverage, and Industrial businesses, partially offset by a significant improvement in operating profits in the Mineral Products business segment and the contribution to income from the biocides business.
Selling, general and administrative expenses increased 6% in the first six months of 2002 to $86.1 million from $81.1 million in the same period last year, primarily due to the biocides acquisition and to higher selling and distribution costs, but those expenses as a percentage of sales were 19.8% compared with 19.9% last year.

     Interest expense for the first six months of 2002 was $44.0 million versus $40.2 million for the same period last year. The increase was due principally to higher average interest rates, partially offset by lower average borrowings. Interest expense in the first six months of 2001 included interest on a $50 million intercompany loan from our parent company, which was repaid in

December 2001. Investment income in the first six months of 2002 was $25.3 million compared with $27.2 million in the same period last year. Other expense, net, for the first six months of 2002 was $2.2 million compared with other expense, net, of $8.6 million in last year's period, with the lower expense due to the impact of a weaker U.S. dollar in Europe and Asia and a $2.0 million higher provision for environmental liability in last year's first six months.

Business Segment Review

     A discussion of operating results for each of our business segments follows. We operate our Specialty Chemicals business through three reportable business segments, in addition to the Mineral Products segment. Each business segment was favorably impacted in the first six months of 2002 by the absence of goodwill amortization. Goodwill amortization in the first six months of 2001 by business segment was as follows:

                                          (Millions)
                                          ----------
   Personal Care                             $2.4
   Pharmaceutical, Food and Beverage          2.1
   Performance Chemicals, Fine Chemicals
      and Industrial                          2.1
   Mineral Products                           1.5


Personal Care

     Sales in the first six months of 2002 were $105.1 million, level with the same period last year, while operating income for the first six months of 2002 decreased to $18.1 million from $21.3 million in the same period last year. Sales reflected higher unit volumes in hair care products offset by unfavorable pricing and unfavorable foreign exchange. The lower operating income primarily resulted from lower gross margins due to unfavorable manufacturing costs.

Pharmaceutical, Food and Beverage

     Sales for the Pharmaceutical, Food and Beverage segment were $118.8 million for the first six months of 2002, a 6% increase compared with $111.8 million for the first six months of 2001. Sales for the Pharmaceutical business increased by 12% in the first quarter of 2002, reflecting higher unit volumes ($8.4 million), primarily in the excipients markets in Europe and North America. Sales for the Beverage and alginates food businesses decreased by 8% and 6%, respectively, due to lower unit volumes (totaling $2.1 million) in North America, Europe and Latin America.

     Operating income for the Pharmaceutical, Food and Beverage segment was $26.4 million in the first six months of 2002 compared with $26.9 million in the same period last year. Operating income for the Pharmaceutical business increased 6% in the first six months of 2002 compared with the same period in 2001. The improvement reflected the higher unit volumes, partially offset by unfavorable manufacturing costs ($1.4 million), an unfavorable product mix ($1.4
million)  and  higher   administrative  and  selling  expenses  ($2.8
million). Operating results for the Beverage and alginates food businesses decreased by a total of $2.4 million in the first six months of 2002 due to unfavorable manufacturing costs and the lower volumes.

Performance Chemicals, Fine Chemicals and Industrial

     Sales in the first six months of 2002 were $160.3 million compared with $149.6 million in the first six months of 2001. The 7% higher sales were attributable to the biocides business ($17.7 million), which was acquired on December 31, 2001. Sales for the Performance Chemicals, Fine Chemicals and Industrial businesses, excluding biocides decreased by a total of $7.0 million (5%) due to unfavorable volumes (totaling $4.1 million) in the Performance Chemicals and Fine Chemicals businesses and lower pricing in Industrial ($4.8 million), partially offset by higher Industrial volumes ($1.6 million). Market selling prices of butanediol decreased in the first six months of 2002 compared with average 2001 levels due to weakening demand and in anticipation of new capacity coming on stream in Europe later in 2002. Sales for the Fine Chemicals business were unfavorably impacted due to the loss of Polaroid sales as a result of Polaroid's bankruptcy.

     Operating income for the Performance Chemicals, Fine Chemicals and Industrial segment was $17.8 million in the first six months of 2002 compared with $9.6 million for the first six months of 2001. Excluding the $5.5 million gain on the sale of the FineTech business and the $6.8 million of gains on contract settlements, operating income for the first six months of 2002 was $5.6 million. The decline in operating profits was primarily attributable to lower results in the Fine Chemicals and Performance Chemicals businesses (totaling $6.7 million) due to the unfavorable volumes and manufacturing costs, partially offset by the contribution to income from the biocides business. Operating profits for the Industrial business were slightly lower for the first six months, as the impact of lower pricing and an unfavorable product mix (totaling $9.4 million) was mostly offset by favorable manufacturing efficiencies due to consolidation of our butanediol production at our Marl, Germany facility, together with lower methanol and natural gas prices.

Mineral Products

     Sales for the Mineral Products segment for the first six months of 2002 were $49.7 million compared with $40.0 million for the first six months of 2001. The $9.7 million (24%) increase reflected $7.0 million (22%) higher sales to Building Materials Corporation of America, an affiliate, and $2.7 million (33%) higher third party sales. The increased sales reflected higher unit volumes ($9.7 million) resulting from an increased demand for roofing granules. Operating income for the first six months of 2002 was $12.9 million compared with $3.4 million for the same period in 2001, reflecting favorable manufacturing efficiencies and lower natural gas costs, as well as the impact of the higher volumes.

LIQUIDITY AND FINANCIAL CONDITION

     During the first six months of 2002, our net cash inflow before financing activities was $112.1 million, reflecting $19.7 million of cash generated from operations, the reinvestment of $30.7 million for capital programs and the acquisition of a Mineral Products manufacturing facility, net cash proceeds of $27.3 million from the sale of the FineTech business and $95.9 million of cash generated from net sales of available-for-sale securities and other short-term investments.

     Cash generated from operations in the first six months of 2002 included a $58.4 million net cash outflow related to investments in trading securities. Excluding this cash outflow, cash provided from operations totaled $78.1 million. Cash invested in additional working capital totaled $1.4 million during the first six months of 2002, reflecting a $17.7 million increase in receivables and a $7.8 million net decrease in payables and accrued liabilities, primarily due to payments of accrued interest, partially offset by a $24.1 million decrease in inventories. The higher receivables resulted from $22.6 million higher sales in the second quarter of 2002 versus the fourth quarter of 2001 and the reduced inventories resulted from our inventory reduction program that was substantially completed in the first half of 2002.

     Net cash used in financing activities during the first six months of 2002 totaled $68.0 million, primarily reflecting a $56.9 million decrease in borrowings under our bank revolving credit facility and a $4.6 million call premium on the redemption of debt. On January 14, 2002, ISP redeemed the remaining $307.9 million aggregate principal amount of its 9% Senior Notes due 2003, which we refer to as the "2003 Notes." The 2003 Notes were redeemed at a redemption price of 101.5% of the principal amount plus accrued and unpaid interest to the redemption date. The redemption was funded utilizing a restricted cash escrow account which had been established in 2001 in connection with the issuances of long-term debt. In addition, financing activities included a $16.9 million distribution to ISP to pay for fees and expenses from the issuance in December 2001 of $200.0 million principal amount of 10-5/8% Senior Secured Notes due 2009. This distribution was offset by an $11.7 million capital contribution from ISP.

     As a result of the foregoing factors, cash and cash equivalents increased by $44.7 million during the first six months of 2002 to $122.5 million, excluding $278.2 million of trading and available-for-sale securities.

     On July 8, 2002, ISP announced that its Board of Directors had received a letter from Samuel J. Heyman, ISP's Chairman of the Board, proposing that the Board consider a transaction whereby holders of shares of our common stock (other than those shares beneficially owned by Mr. Heyman) would receive $10 in cash per share. Such shares total approximately 12.5 million shares, or approximately 19% of our outstanding shares. The total consideration for such shares of approximately $125 million would be paid out of our available funds.

ISP's Board of Directors has formed a special committee of independent Directors to evaluate this proposal.

     In April 2002, we sold our Haifa, Israel-based FineTech, Ltd. business to Pharmaceutical Resources Incorporated, which we refer to as "PRI," for $32 million. We recorded a second quarter pre-tax gain, after expenses, of $5.5 million related to this sale. In December 2001, we entered into a letter agreement to sell our pharmaceutical fine chemicals business to PRI, including the Haifa-based business and our Columbus, Ohio manufacturing facility. In February 2002, we received a $250,000 payment from PRI in consideration of extending the negotiations pursuant to the letter agreement. In March 2002, we announced that the sale would not be consummated due to the failure of PRI to proceed with the transaction in a timely manner. Under the terms of the letter agreement, we received a $3.0 million break-up fee, which was recorded as income in the first quarter of 2002 (see Note 4 to Consolidated Financial Statements).

     In April 2002, we acquired the roofing granules manufacturing operations in Ione, California of Reed Minerals, a division of Harsco Corporation. In a related transaction, we also acquired the adjacent quarry operations and certain mining assets from Hanson Aggregates Mid-Pacific, Inc. The total purchase price of the acquisitions was $11.4 million.

     As part of our acquisition of our Freetown, Massachusetts plant in 1998, we entered into a multi-year agreement to supply the imaging dyes and polymers used by Polaroid in its instant film business. In October 2001, Polaroid filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In April 2002, an announcement was made regarding the possible sale of Polaroid that could negatively impact our ongoing relationship with Polaroid and the utilization of our Freetown plant. As a result of the Polaroid announcement, the sale of the FineTech business and the retention of the Columbus facility (as discussed above), we currently have excess production capacity at the Freetown and Columbus facilities. We are in the process of evaluating the optimal utilization of these facilities. An impairment of long-lived assets at our Columbus facility is not required at this time based upon our estimates of future cash flows related to those assets.

     We have an operating lease for a sale-leaseback transaction related to the Freetown facility, which was entered into in 1998. The lease had an initial term of four years and, at our option, up to three one-year renewal periods. The lease provides for a substantial guaranteed payment by us at the end of each renewal period and includes purchase and return options at fair market values determined at the inception of the lease. We have the right to exercise a purchase option with respect to the leased facility, or the facility can be returned to the lessor and sold to a third party. We are obligated to pay a maximum guaranteed payment amount upon the return of the facility, currently $35.8 million, reduced by 50% of any proceeds from the subsequent sale of the facility in excess of $5.2 million. Under generally accepted accounting principles, we cannot recognize this future obligation or recognize an impairment loss relative to the Freetown facility since, as an operating lease, the Freetown facility is not carried as a long-lived asset on our balance sheet. However, given the current utilization of the Freetown facility as a result of the Polaroid bankruptcy, if we should exercise the purchase option at the end of any future renewal period or at the termination of the lease in 2005, we would anticipate having to recognize a material impairment charge.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting and reporting standards for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. Upon initial recognition of such liability, an entity must capitalize the asset retirement cost by increasing the carrying amount of the related long-lived asset and subsequently depreciating the asset retirement cost over the useful life of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, although earlier application is encouraged. The Company does not expect that the adoption of SFAS No. 143 will have a material impact on its consolidated results of operations, financial position or cash flows.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement of SFAS No. 4 that gains and losses on the early extinguishments of debt be recorded as an extraordinary item unless such gains and losses meet the criteria of APB No. 30 for classification as extraordinary. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002, although early application is encouraged. We intend to adopt SFAS No. 145 effective January 1, 2003, which will likely result in our first quarter 2002 pre-tax loss of $7.1 million on the early extinguishment of debt being reclassified to other expense, net.

     See Note 10 to Consolidated Financial Statements for information regarding contingencies.


                                   * * *

Forward-looking Statements

     This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are only predictions and generally can be identified by use of statements that include phrases such as "believe", "expect", "anticipate", "intend", "plan", "foresee" or other words or phrases of similar import. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. Our operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. The forward-looking statements included herein are made only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. No assurances can be given that projected results or events will be achieved.



               ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                              ABOUT MARKET RISK


     Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in our Registration Statement on Form S-4, for a discussion of "Market-Sensitive Instruments and Risk Management." As of December 31, 2001, equity-related financial instruments employed by us to reduce market risk included long contracts valued at $12.7 million and short contracts valued at $7.2 million. At June 30, 2002, the value of long contracts was $0.7 million and there were no short contracts outstanding. Such instruments are marked-to-market each month, with unrealized gains and losses included in the results of operations. The unrealized gain on equity-related long contracts at December 31, 2001 and June 30, 2002 was $243,000 and $39,000, respectively, and the unrealized gain on equity-related short contracts was $45,000 at December 31, 2001.

                                   PART II


                              OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Exhibit Number
     --------------

     99.1 Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K filed during the current quarter:

     During the three-month period ending June 30, 2002, the Company filed a Report on Form 8-K under Item 4 - Changes in Registrant's Certifying Accountant, dated June 20, 2002 and filed June 24, 2002.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             INTERNATIONAL SPECIALTY HOLDINGS INC.




DATE:  August 13, 2002        BY:   /s/Neal E. Murphy
       ---------------              -----------------

                                    Neal E. Murphy
                                    Senior Vice President and
                                      Chief Financial Officer
                                    (Principal Financial Officer)


DATE:  August 13, 2002        BY:   /s/Kenneth M. McHugh
       ---------------              --------------------

                                    Kenneth M. McHugh
                                    Vice President and Controller
                                    (Principal Accounting Officer)