Form 10-Q
period 2003-06-29
INTERNATIONAL SPECIALTY HOLDINGS INC
filed 2003-08-13
CIK 1157303

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 29, 2003

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

     As of August 12, 2003, 100 shares of the registrant's common stock (par value $.001 per share) were outstanding. There is no trading market for the common stock of the registrant. No shares of the registrant were held by non-affiliates.

                          PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS



                      INTERNATIONAL SPECIALTY HOLDINGS INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                       SECOND QUARTER ENDED       SIX MONTHS ENDED
                                      ----------------------   ---------------------
                                       JUNE 30,    JUNE 29,     JUNE 30,    JUNE 29,
                                         2002        2003         2002        2003
                                      ---------  -----------   ---------  ----------
                                                     (THOUSANDS)
Net sales............................ $ 214,724   $ 229,528    $ 433,848  $ 462,104
Cost of products sold................  (138,655)   (147,215)    (284,032)  (299,808)
Selling, general and administrative..   (43,731)    (45,018)     (86,112)   (88,752)
Other operating gains and
  (charges), net.....................     9,396           -       12,228     (1,451)
Amortization of intangible assets....      (153)       (144)        (555)      (288)
                                      ---------   ---------    ---------  ---------
Operating income.....................    41,581      37,151       75,377     71,805
Interest expense.....................   (21,186)    (19,091)     (44,028)   (38,941)
Investment income, net...............    10,195       6,009       25,349     26,884
Charge for early retirement of debt..         -           -       (7,159)         -
Other income (expense), net..........      (221)      1,294       (2,177)       (88)
                                      ---------   ---------    ---------  ---------
Income before income taxes and
  cumulative effect of changes in
  accounting principles..............    30,369      25,363       47,362     59,660
Income taxes.........................   (10,306)     (8,644)     (16,071)   (20,299)
                                      ---------   ---------    ---------  ---------
Income before cumulative effect of
  changes in accounting principles...    20,063      16,719       31,291     39,361

Cumulative effect of changes in
  accounting principles, net of
  income tax benefit of $600 in 2003.         -           -     (155,400)    (1,021)
                                      ---------   ---------    ---------  ---------
Net income (loss).................... $  20,063   $  16,719    $(124,109) $  38,340
                                      =========   =========    =========  =========













     The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                          INTERNATIONAL SPECIALTY HOLDINGS INC.

                         CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                         DECEMBER 31,  JUNE 29,
                                                             2002        2003
                                                         ------------ ----------
                                                                (THOUSANDS)
ASSETS
Current Assets:
  Cash and cash equivalents..........................   $   35,060   $   81,488
  Investments in trading securities..................      253,660       95,753
  Investments in available-for-sale securities.......      274,639      223,277
  Accounts receivable, trade, less allowance of
     $6,022 and $6,218 at December 31, 2002 and
     June 29, 2003, respectively.....................       79,780      102,680
  Accounts receivable, other.........................       16,934       21,011
  Receivables from related parties...................       12,518       18,591
  Inventories........................................      176,217      173,735
  Deferred income taxes..............................       34,687       37,858
  Prepaid expenses...................................        9,912        9,372
                                                        ----------   ----------
    Total Current Assets.............................      893,407      763,765
Property, plant and equipment, net...................      565,713      568,877
Goodwill, net of accumulated amortization of $180,486      325,706      330,957
Intangible assets, net...............................        9,442        9,154
Loan receivable from parent company..................            -       92,997
Other assets.........................................       48,045       52,743
                                                        ----------   ----------
Total Assets.........................................   $1,842,313   $1,818,493
                                                        ==========   ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Short-term debt....................................   $  125,802   $   84,348
  Current maturities of long-term debt...............        2,732        2,722
  Accounts payable...................................       54,655       59,374
  Accrued liabilities................................       95,925       83,579
  Payable to parent company..........................       43,773            -
  Income taxes payable...............................       37,260       37,450
                                                        ----------   ----------
    Total Current Liabilities........................      360,147      267,473
                                                        ----------   ----------
Long-term debt less current maturities...............      823,008      822,269
                                                        ----------   ----------
Deferred income taxes................................       70,678       86,759
                                                        ----------   ----------
Other liabilities....................................      103,727      110,560
                                                        ----------   ----------
Shareholder's Equity:
  Common stock, $.001 par value per share;
    100 shares issued and outstanding................            -            -
  Additional paid-in capital.........................      640,816      642,267
  Accumulated deficit................................     (127,368)     (89,028)
  Accumulated other comprehensive loss...............      (28,695)     (21,807)
                                                        ----------   ----------
    Total Shareholder's Equity.......................      484,753      531,432
                                                        ----------   ----------
Total Liabilities and Shareholder's Equity...........   $1,842,313   $1,818,493
                                                        ==========   ==========

     The accompanying Notes to Consolidated Financial Statements are an
                      integral part of these statements.

                      INTERNATIONAL SPECIALTY HOLDINGS INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                               -------------------
                                                               JUNE 30,   JUNE 29,
                                                                 2002       2003
                                                               --------  ---------
                                                                   (THOUSANDS)
Cash and cash equivalents, beginning of period...............  $ 77,863  $ 35,060
                                                               --------  --------
Cash provided by (used in) operating activities:
  Net income (loss)..........................................  (124,109)   38,340
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Cumulative effect of changes in accounting principles..   155,400     1,021
      Gain on sale of assets.................................    (5,468)        -
      Depreciation...........................................    27,725    29,786
      Amortization of intangible assets......................       555       288
      Deferred income taxes..................................    11,444    13,896
      Unrealized (gains) losses on trading securities........    (9,454)    2,288
  Increase in working capital items..........................    (2,393)  (30,296)
  Purchases of trading securities............................  (325,455) (257,509)
  Proceeds from sales of trading securities..................   276,504   417,120
  Proceeds (repayments) from sale of accounts receivable.....    (3,883)     (688)
  Change in receivable from/payable to related parties.......     6,710   (49,846)
  Change in cumulative translation adjustment................    10,678     7,193
  Other, net.................................................     1,407    (4,667)
                                                               --------  --------
Net cash provided by operating activities....................    19,661   166,926
                                                               --------  --------
Cash provided by (used in) investing activities:
  Capital expenditures and acquisitions......................   (30,666)  (33,012)
  Net proceeds from sale of assets...........................    27,271         -
  Purchases of available-for-sale securities.................  (128,518)  (33,639)
  Proceeds from sales of available-for-sale securities.......   222,072    77,575
  Proceeds from sales of other short-term investments........     2,299         -
                                                               --------  --------
Net cash provided by investing activities....................    92,458    10,924
                                                               --------  --------
Cash provided by (used in) financing activities:
  Increase (decrease) in short-term debt.....................     1,481   (41,454)
  Decrease in borrowings under revolving credit facility.....   (56,850)        -
  Repayments of long-term debt...............................  (309,309)     (879)
  Loan to parent company.....................................         -   (92,997)
  Call premium on redemption of debt.........................    (4,621)        -
  Decrease in restricted cash................................   307,866         -
  Debt issuance costs........................................    (1,412)        -
  Dividends and distributions to parent company..............   (16,850)        -
  Capital contribution from parent company...................    11,687     1,451
                                                               --------  --------
Net cash used in financing activities........................   (68,008) (133,879)
                                                               --------  --------
Effect of exchange rate changes on cash......................       554     2,457
                                                               --------  --------
Net change in cash and cash equivalents......................    44,665    46,428
                                                               --------  --------
Cash and cash equivalents, end of period.....................  $122,528  $ 81,488
                                                               ========  ========


     The accompanying Notes to Consolidated Financial Statements are an
                      integral part of these statements.

                      INTERNATIONAL SPECIALTY HOLDINGS INC.

         CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) -- (Continued)


                                                              SIX MONTHS ENDED
                                                            --------------------
                                                             JUNE 30,   JUNE 29,
                                                               2002       2003
                                                            ---------  ---------
                                                                 (THOUSANDS)

Supplemental Cash Flow Information:

  Cash paid during the period for:
    Interest (net of amount capitalized).................   $ 45,955    $ 37,718
    Income taxes (including taxes paid pursuant to the
       Tax Sharing Agreement)............................      4,065       6,429


Acquisition of mineral products facility:
    Fair market value of assets acquired.................   $ 11,421
    Purchase price of acquisition........................     11,421
                                                            --------
    Liabilities assumed..................................   $      -
                                                            ========

Acquisition of Germinal S.A., net of $436
    cash acquired:
    Fair market value of assets acquired.................               $  7,685
    Purchase price of acquisition........................                  7,252
                                                                        --------
    Liabilities assumed..................................               $    433
                                                                        ========


























      The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                      INTERNATIONAL SPECIALTY HOLDINGS INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     The consolidated financial statements for International Specialty Holdings Inc. (the "Company") reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company and its consolidated subsidiaries at June 29, 2003, and the results of operations and cash flows for the three and six month periods ended June 30, 2002 and June 29, 2003. All adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the "2002 Form 10-K").


NOTE 1.  CHARGE FOR EARLY RETIREMENT OF DEBT

     On January 14, 2002, the Company's parent company, International Specialty Products Inc. ("ISP"), redeemed the remaining $307.9 million aggregate principal amount of its 9% Senior Notes due 2003 (the "2003 Notes"). As a result, the Company recorded an extraordinary loss on the early retirement of debt of $4.7 million ($7.2 million before income tax benefit of $2.5 million). In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement of SFAS No. 4 that gains and losses on the early extinguishments of debt be recorded as an extraordinary item unless such gains and losses meet the criteria of Accounting Principles Board Opinion No. 30 for classification as extraordinary. The Company adopted SFAS No. 145 effective January 1, 2003 and, as a result, the Consolidated Statement of Operations for the first six months of 2002 was restated to reclassify the pre-tax extraordinary charge of $7.2 million on the early retirement of debt to a separate line item of pre-tax income. The tax benefit of $2.5 million related to the extraordinary charge has been reclassified and is included in "Income taxes."


NOTE 2.  ASSET RETIREMENT OBLIGATIONS

     The Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. SFAS No. 143 establishes accounting and reporting standards for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset. The Company holds long-lived assets that have legal obligations associated with their retirement. These assets include deep wells that require capping, minerals quarries that require reclamation and other plant assets subject to certain environmental regulations. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation ("ARO") be recognized in the period in which it is incurred. Upon initial recognition of such liability, an entity must capitalize the asset retirement cost by increasing the carrying amount of the related long-lived asset and subsequently depreciating the asset retirement cost over the useful life of the related asset. Subsequent to the initial measurement of the ARO, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. If the obligation is settled for other than the carrying amount of the liability, the Company would then recognize a gain or loss on settlement. As a result of adopting SFAS No. 143, effective January 1, 2003, the Company recognized an after-tax charge of $1.0 million ($1.6 million before an income tax benefit of $0.6 million) as the cumulative effect of a change in

                      INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 2. ASSET RETIREMENT OBLIGATIONS - (CONTINUED)

accounting principle, and recorded an ARO of $1.9 million and a net increase in property, plant and equipment of $0.3 million. The ongoing expense on an annual basis resulting from the initial adoption of SFAS No. 143 is approximately $0.2 million.

     The change in the ARO during the six months ended June 29, 2003 is as follows:

                                                                   (Thousands)
          ARO liability recognized as of January 1, 2003.......     $  1,871
          Liabilities incurred, six months ended June 29, 2003.           16
          ARO liability accretion..............................           90
                                                                    --------
          ARO liability balance, June 29, 2003.................     $  1,977
                                                                    ========

     The pro forma ARO would have been $1.7 million on January 1, 2002 and $1.8 million on June 30, 2002 if SFAS No. 143 had been applied during all periods affected.

     For the six months ended June 30, 2002, the reported net loss on a pro forma basis would have been $124.2 million, including an additional $0.1 million due to additional depreciation and liability accretion from AROs. The net income for the six months ended June 29, 2003 would have increased on a pro forma basis by $1.0 million to $39.4 million due to the elimination of the cumulative effect of the change in accounting principle recorded on January 1, 2003 on the adoption of SFAS No. 143. For the second quarter of 2002, the pro forma net income would have been $40 thousand lower, while for the second quarter of 2003, actual and pro forma net income are the same.


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

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends

                      INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 3.  NEW ACCOUNTING STANDARDS - (CONTINUED)


the disclosure requirements of SFAS No. 123 for both annual and interim reporting periods by requiring disclosures in a tabular format to reconcile net income as reported to pro forma net income as if the fair value method was used. Certain of the disclosure modifications required for fiscal years ending after December 15, 2002 were disclosed in the Company's 2002 Form 10-K. However, as discussed in Note 4, with the completion of the going private transaction by ISP in February 2003, the Company's stock-based compensation plans were terminated and payments were made in accordance with the terms of the merger agreement. Therefore, the provisions of SFAS No. 148 are no longer applicable to the Company as it relates to those plans. In addition, the Company currently accounts for incentive units granted to eligible Company employees pursuant to ISP's 2000 Long-Term Incentive Plan and 2003 Executive Long-Term Incentive Plan under the accounting prescribed by FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option and Award Plans" ("FIN 28"), which requires an entity to measure compensation as the amount by which the Book Value of the incentive units covered by the grant exceeds the option price or value specified of such incentive units at the date of grant. Changes, either increases or decreases, in the Book Value of those incentive units between the date of grant and the measurement date result in a change in the measure of compensation for the right or award. The Company expects to continue to account for its long-term incentive units under the accounting prescribed by FIN 28 and has adopted the additional disclosure provisions of SFAS No. 148. Since compensation expense related to such incentive units is included in the actual Consolidated Statements of Operations, the Company's pro forma net income under SFAS No. 123 would have been the same as actual net income.

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

         In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." In accordance with FIN 46, a variable interest entity will be

                      INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 3. NEW ACCOUNTING STANDARDS - (CONTINUED)

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

     As a result of ISP completing the going private transaction, the Company's stock-based compensation plans were terminated and payments were made in accordance with the terms of the merger agreement. As a result, holders of approximately 2.7 million vested, in-the-money stock options outstanding and exercisable on February

                      INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 4. GOING PRIVATE TRANSACTION BY ISP - (CONTINUED)

28, 2003 received a cash amount equal to the excess of $10.30 over the exercise price of such stock options, aggregating $1.5 million (see Note 5). In addition, outstanding restricted common stock awards were replaced with long-term incentive units of comparable vesting and a value equivalent to the previous awards based on the buyout price of $10.30 per award.

     The total consideration for the going private transaction of approximately $138.0 million was paid out of the Company's funds. ISP borrowed a total of $94.0 million pursuant to five loan agreements, dated March 3, 2003, with the Company's wholly owned subsidiary, ISP Investco LLC ("ISP Investco"), and its indirect, wholly owned subsidiary, ISP Ireland. The loans have various maturity dates to March 2006 and accrue interest at a fixed rate of 1.65% per annum. In addition, ISP Investco paid down $43.8 million of its intercompany payables to ISP. In accordance with the SEC's Staff Accounting Bulletin No. 54, "Application of "Push Down" Basis of Accounting in Financial Statements of Subsidiaries Acquired by Purchase," ISP has not applied push down accounting for the going private transaction to its subsidiaries.


NOTE 5.  2003 EXECUTIVE LONG-TERM INCENTIVE PLAN

     In May 2003, ISP adopted the 2003 Executive Long-Term Incentive Plan (the "Plan"), which authorizes the grant of incentive units ("Incentive Units") to eligible employees of the Company. The Plan is administered by a committee (the "Committee") appointed by the Board of Directors of ISP from among the employees of ISP. The Committee, in its sole discretion, determines the number of Incentive Units to be granted to each eligible employee. The Plan will terminate ten years after its effective date of May 15, 2003.


NOTE 6.  OTHER OPERATING GAINS AND CHARGES

      As a result of ISP completing the going private transaction discussed in
Note 4, compensation expense of $1.5 million related to the payment for stock option terminations was recorded in the first quarter of 2003 and is included in "Other operating gains and (charges), net" for the first six months of 2003. First quarter 2002 results included an other operating gain of $2.8 million for a contract termination related to the sale of the Company's FineTech business. The Company recorded an additional second quarter 2002 pre-tax gain, after expenses, of $5.5 million related to this sale. In the second quarter of 2002, the Company received $4.0 million in settlement of a manufacturing and supply contract with a customer of the fine chemicals business. After related expenses, a pre-tax gain of $3.9 million was recognized. For additional information, reference is made to Note 6 to Consolidated Financial Statements contained in the 2002 Form 10-K.


NOTE 7.  GOODWILL AND INTANGIBLE ASSETS

     On June 30, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. However, goodwill is

                      INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 7.  GOODWILL AND INTANGIBLE ASSETS - (CONTINUED)

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

     The following schedule reconciles the changes in the carrying amount of goodwill, by business segment, for the six months ended June 29, 2003. See Note 9 for a discussion of a change in the composition of the Company's business segments, effective January 1, 2003. Also, see Note 11 for a discussion of the acquisition of Germinal S.A.


                                                 Specialty        Industrial         Mineral       Total
                                                 Chemicals         Chemicals        Products      Goodwill
                                                ----------       -----------        ---------     ---------
                                                                         (Thousands)
   Balance, December 31, 2002........           $ 274,167        $        -         $  51,539     $ 325,706
   Acquisition of Germinal S.A. .....               5,537                 -                 -         5,537
   Translation adjustment............                (286)                -                 -          (286)
                                                ---------        ----------         ---------     ---------
   Balance, June 29, 2003............           $ 279,418        $        -         $  51,539     $ 330,957
                                                ==========       ==========         =========     =========

         Intangible assets at December 31, 2002 and June 29, 2003 relate to the Company's biocides business, which was acquired on December 31, 2001. The following is information as of December 31, 2002 and June 29, 2003 related to the Company's acquired intangible assets:


                                                                           December 31, 2002             June 29, 2003
                                                         Range of    ----------------------------   ---------------------------
                                                       Amortizable   Gross Carrying   Accumulated   Gross Carrying  Accumulated
                                                          Lives          Amount      Amortization       Amount     Amortization
                                                       -----------   --------------  ------------   -------------- ------------
                                                                                      (Dollars in Thousands)
  Intangible assets subject to amortization:
    Patents..........................................  5-20 years    $      669      $      (57)    $      669     $      (85)
    Non-compete agreements...........................   2-5 years         1,571            (485)         1,571           (728)
    EPA registrations................................     5 years           167             (33)           167            (50)
                                                                     ----------      ----------     ----------     ----------
      Total amortized intangible assets..............                     2,407            (575)         2,407           (863)
                                                                     ----------      ----------     ----------     ----------
  Intangible assets not subject to amortization:
    Trademarks.......................................                     2,962               -          2,962              -
    EPA registrations................................                     4,648               -          4,648              -
                                                                     ----------      ----------     ----------     ----------
      Total unamortized intangible assets............                     7,610               -          7,610              -
                                                                     -----------     ----------     -----------    ----------

  Total intangible assets............................                $   10,017      $     (575)    $   10,017     $     (863)
                                                                     ==========      ==========     ==========     ==========




        Estimated amortization expense:
        Year ended December 31,                        (Thousands)
                                                      ------------
        2003.........................................  $     575
        2004.........................................        290
        2005.........................................        290
        2006.........................................        290
        2007.........................................         26

                      INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 8.  COMPREHENSIVE INCOME (LOSS)


                                                 Second Quarter Ended    Six Months Ended
                                                 --------------------  --------------------
                                                 June 30,   June 29,   June 30,    June 29,
                                                  2002        2003       2002        2003
                                                --------   --------    -------   ---------
                                                                (Thousands)
Net income (loss)............................   $ 20,063   $ 16,719  $(124,109)  $  38,340
                                                --------   --------  ---------   ---------
Other comprehensive income (loss), net of tax:
  Change in unrealized gains (losses) on
    available-for-sale securities:
    Unrealized holding gains (losses) arising
      during the period, net of income tax
      (provision) benefit of $4,079, $(5,764),
      $(12,074) and $(180), respectively......    (6,831)    11,387     26,950      (1,667)
    Less: reclassification adjustment for gains
      (losses) included in net income, net of
      income taxes of $483, $(525), $2,682
      and $852, respectively..................     1,195       (123)     9,501       1,095
                                                --------   --------  ---------   ---------
  Total change for the period.................    (8,026)    11,510     17,449      (2,762)
                                                --------   --------  ---------   ---------
  Change in unrealized losses on derivative
    hedging instruments - cash flow hedges:
    Net derivative losses, net of income tax
      benefit of $11, $0, $12
      and $0, respectively....................       (20)         -        (22)          -
    Less: reclassification adjustment for
      losses included in net income, net of
      income tax benefit of $316, $0, $534
      and $0, respectively....................      (611)         -       (986)          -
                                                --------   --------  ---------   ---------
  Total change for the period.................       591          -        964           -
                                                --------   --------  ---------   ---------
Foreign currency translation adjustment.......    11,211      8,174     11,232       9,650
                                                --------   --------  ---------   ---------
Total other comprehensive income..............     3,776     19,684     29,645       6,888
                                                --------   --------  ---------   ---------
Comprehensive income (loss)...................  $ 23,839   $ 36,403  $ (94,464)  $  45,228
                                                ========   ========  =========   =========


     Changes in the components of "Accumulated other comprehensive loss" for the six months ended June 29, 2003 are as follows:


                                              Unrealized         Cumulative        Additional
                                            Gains (Losses)        Foreign           Minimum         Accumulated
                                             on Available-        Currency          Pension            Other
                                               for-Sale         Translation         Liability      Comprehensive
                                              Securities         Adjustment        Adjustment      Income (Loss)
                                            -------------       -----------        ----------      -------------
                                                                         (Thousands)
  Balance, December 31, 2002...               $ (13,200)         $ (10,091)        $  (5,404)      $ (28,695)
  Change for the period........                  (2,762)             9,650                --           6,888
                                              ---------          ---------         ---------       ---------
  Balance, June 29, 2003.......               $ (15,962)         $    (441)        $  (5,404)      $ (21,807)
                                              =========          =========         =========       =========

                      INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 9.  BUSINESS SEGMENT INFORMATION

                                               Second Quarter Ended      Six Months Ended
                                               ---------------------   --------------------
                                                June 30,    June 29,     June 30,  June 29,
                                                  2002        2003         2002      2003
                                               ---------   ---------    --------  ---------
                                                                (Thousands)
Net sales (1):
  Specialty Chemicals.......................   $ 146,711   $ 159,001    $ 306,282  $ 316,914
  Industrial Chemicals......................      42,338      44,391       77,863     93,527
  Mineral Products (2)......................      25,675      26,136       49,703     51,663
                                               ---------   ---------    ---------  ---------
Net sales...................................   $ 214,724   $ 229,528    $ 433,848  $ 462,104
                                               =========   =========    =========  =========

Operating income (1):
  Specialty Chemicals.......................   $  33,844   $  33,694    $  59,285  $  66,937
  Industrial Chemicals......................         403      (1,393)       3,064     (4,121)
  Mineral Products..........................       7,219       4,739       12,888      8,737
                                               ---------   ---------    ---------   --------
  Total segment operating income............      41,466      37,040       75,237     71,553
  Unallocated corporate office..............         115         111          140        252
                                               ---------   ---------    ---------  ---------
Total operating income......................      41,581      37,151       75,377     71,805
Interest expense, investment income and
    other, net .............................     (11,212)    (11,788)     (28,015)   (12,145)
                                               ---------   ---------    ---------  ---------
Income before income taxes and cumulative
  effect of changes in accounting principles   $  30,369   $  25,363    $  47,362  $  59,660
                                              ==========   =========    =========  =========


(1) Effective January 1, 2003, the Company changed the composition of its reportable segments to be consistent with the current structure of the Company's businesses. Over the last several years, the Company has increased its focus on its higher margin consumer-oriented businesses. Consistent with that business focus, the Company now reports three business segments: Specialty Chemicals, Industrial Chemicals and Mineral Products. The Company's Specialty Chemicals segment consists of the personal care, pharmaceutical, food, beverage, performance chemicals and fine chemicals product lines. Sales and operating income by business segment for the second quarter and six months ended June 30, 2002 have been restated to conform to the 2003 presentation.

(2) Includes sales to Building Materials Corporation of America, an affiliate, and its subsidiaries, of $19.7 and $20.0 million for the second quarter of 2002 and 2003, respectively, and $38.8 and $39.7 for the first six months of 2002 and 2003, respectively.

                      INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 10.  INVENTORIES

     Inventories comprise the following:

                                       December 31,   June 29,
                                          2002          2003
                                       ------------   --------
                                              (Thousands)
     Finished goods................     $113,912      $116,395
     Work-in-process...............       32,407        31,034
     Raw materials and supplies....       29,898        26,306
                                        --------      --------
     Inventories...................     $176,217      $173,735
                                        ========      ========

     At December 31, 2002 and June 29, 2003, $62.0 and $55.6 million, respectively, of domestic inventories were valued using the LIFO method. If the FIFO inventory method had been used for these inventories, the value of inventories would have been $2.8 and $3.9 million higher at December 31, 2002 and June 29, 2003, respectively.


NOTE 11.  ACQUISITION

     In May 2003, the Company acquired 100% of the stock of Germinal S.A., a supplier of food ingredients to the meat and dairy industry in southern Latin America, for $7.3 million in cash, net of $0.4 million cash acquired. Germinal has a manufacturing facility at its headquarters in Cabreuva, Brazil. In accordance with SFAS No. 141, "Business Combinations," the purchase price was allocated on a preliminary basis to the estimated fair value of the identifiable assets acquired, primarily property plant and equipment, and the excess of $5.5 million was recorded as goodwill. The Company is in the process of evaluating the fair value of the net assets acquired and, therefore, the purchase price allocation is subject to refinement. The results of the Germinal business are included in the Company's results of operations from the date of acquisition and are not expected to have a material impact on the Company's results of operations for the year 2003.


NOTE 12.  CONTINGENCIES

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

     While the Company cannot predict whether adverse decisions or events can occur in the future, in the opinion of the Company's management, the resolution of the Environmental Claims should not be material to the business, liquidity, results of

                      INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 12. CONTINGENCIES - (CONTINUED)

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

Tax Claim Against G-I Holdings Inc.

     The predecessor of ISP and certain of its domestic subsidiaries were parties to tax sharing agreements with members of a consolidated group for Federal income tax purposes that included G-I Holdings Inc., (the "G-I Holdings Group") in certain prior years. Until January 1, 1997, ISP and its domestic subsidiaries were included in the consolidated Federal income tax returns of the G-I Holdings Group and, accordingly, would be severally liable for any tax liability of the G-I Holdings Group in respect of those prior years. Those tax sharing agreements are no longer applicable with respect to the tax liabilities of ISP for periods subsequent to January 1, 1997, because neither the Company nor any of its domestic subsidiaries are members of the G-I Holdings Group for periods after January 1, 1997. In January 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to its asbestos-related bodily injury claims relating to the inhalation of asbestos fiber.

     On September 15, 1997, G-I Holdings received a notice from the Internal Revenue Service (the "IRS") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which G-I Holdings held an interest. G-I Holdings has advised the Company that it believes that it will prevail in the tax matter arising out of the surfactants partnership, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position or results of operations. On September 21, 2001, the IRS filed a proof of claim with respect to such deficiency against G-I Holdings and one of its subsidiaries, ACI Inc., that also had filed for protection under Chapter 11 of the Bankruptcy Code, in the G-I Holdings bankruptcy. If such proof of claim is sustained, ISP and/or certain of its subsidiaries together with G-I Holdings and several current and former subsidiaries of G-I Holdings would be severally liable for taxes and interest in an amount of approximately $276 million, computed as of June 29, 2003. On May 7, 2002, G-I Holdings filed an objection to that proof of claim. Such objection will be heard by the United States District Court for the District of New Jersey which oversees the G-I Holdings bankruptcy court. For additional information relating to G-I Holdings, reference is made to Notes 9 and 20 to Consolidated Financial Statements contained in the 2002 Form 10-K.

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

     Unless otherwise indicated by the context, "we," "us" and "our" refer to International Specialty Holdings Inc. and its consolidated subsidiaries.


RESULTS OF OPERATIONS - SECOND QUARTER 2003 COMPARED WITH
                        SECOND QUARTER 2002

     We recorded second quarter 2003 net income of $16.7 million compared with net income of $20.1 million in the second quarter of 2002. The lower results for the second quarter of 2003 were attributable to $4.4 million lower operating income and $4.2 million lower investment income, partially offset by $2.1 million lower interest expense and $1.5 million higher other income, net. Operating income in the second quarter of 2002 included $9.4 million of other operating gains resulting from a $5.5 million gain on the sale of our FineTech business and a $3.9 million gain on a contract settlement.

     Effective January 1, 2003, we changed the composition of our reportable segments to be consistent with the current structure of our businesses. Over the last several years, we have increased our focus on our higher margin consumer-oriented businesses. Consistent with that business focus, we now report three business segments: Specialty Chemicals, Industrial Chemicals and Mineral Products. Our Specialty Chemicals segment consists of the personal care, pharmaceutical, food, beverage, performance chemicals and fine chemicals product lines. Sales and operating income by business segment for the second quarter and six months ended June 30, 2002 have been restated to conform to the 2003 presentation.

     Net sales for the second quarter of 2003 were $229.5 million compared with $214.7 million for the second quarter of 2002. The $14.8 million (7%) increase in sales resulted from higher unit volumes in the pharmaceutical, food and beverage product lines (totaling $6.8 million) and the favorable impact of the weaker U.S. dollar in Europe ($11.6 million). These sales gains were partially offset by lower volumes in Industrial Chemicals and the fine chemicals product line (totaling $3.5 million) and lower pricing ($2.0 million), mainly in the Mineral Products segment and the personal care product line.

     The gross margin for the second quarter of 2003 was 35.9% compared with 35.4% in the second quarter of 2002. The improved margin resulted primarily from the higher volumes in the pharmaceutical and beverage product lines and the favorable impact of the weaker U.S. dollar. Lower gross margins for the Mineral Products and Industrial Chemicals segments were adversely impacted by higher energy costs.

     While operating income in the second quarter of 2003 was $37.2 million compared with $41.6 million in the second quarter of 2002, excluding the other operating gains in the second quarter of 2002 mentioned above, operating income increased from $32.2 million in the second quarter of 2002 to $37.2 million in the second quarter of 2003 - up 15% (see reconciliation below of non-GAAP financial measures).

The higher comparable operating income for the second quarter of 2003 includes improved results in the Specialty Chemicals business segment, partially offset by losses in the Industrial Chemicals segment and lower results in the Mineral Products segment.

     On a comparable basis, excluding the aforementioned other operating gains, operating income for the Specialty Chemicals segment improved 38% to $33.7 million compared with $24.4 million in last year's second quarter. The improved results were primarily attributable to higher unit volumes and the favorable impact of the weaker U.S. dollar in the pharmaceutical and beverage product lines and, with respect to the personal care product line, the favorable impact of the weaker U.S. dollar and manufacturing efficiencies.

     The Industrial Chemicals segment recorded an operating loss of $1.4 million in the second quarter of 2003 compared with operating income of $0.4 million in the second quarter of 2002. The Industrial Chemicals manufacturing operations are principally based in Europe and costs for this business have been adversely impacted by the stronger Euro and higher energy costs, partially offset by manufacturing efficiencies.

     Operating income for the Mineral Products business segment decreased by $2.5 million (35%) to $4.7 million in the second quarter of 2003 because of unfavorable manufacturing costs, primarily higher energy costs, as well as lower pricing.

     Selling, general and administrative expenses for the second quarter of 2003 increased by 3% to $45.0 million from $43.7 million in the same period last year as a result of higher administrative and distribution costs, mainly due to the weaker U.S. dollar. Selling, general and administrative expenses as a percentage of sales were reduced to 19.6% compared with 20.4% in last year's second quarter.

     Interest expense for the second quarter of 2003 was $19.1 million versus $21.2 million for the same period last year. The $2.1 million (10%) decrease was primarily due to lower average interest rates ($1.3 million impact) and, to a lesser extent, lower average borrowings ($0.8 million impact). Investment income in the second quarter of 2003 was $6.0 million compared with $10.2 million in the same period last year, with the decrease resulting from unrealized losses on securities, partially offset by higher realized gains. Other income, net, for the second quarter of 2003 was $1.3 million compared with other expense, net, of $0.2 million in last year's second quarter, with the higher income due primarily to favorable foreign exchange.

Business Segment Review

     A discussion of operating results for each of our business segments follows. We operate our business through three reportable business segments:
Specialty Chemicals; Industrial Chemicals; and Mineral Products. As discussed above, we changed the composition of our reportable segments, effective January 1, 2003. Sales and operating income by business segment for the second quarter of 2002 have been restated to conform to the 2003 presentation. See also Note 9 to consolidated financial statements.

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

                                                              Second Quarter
                                                          --------------------
                                                            2002         2003
                                                          ----------   -------
                                                                (Millions)
Reconciliation of non-GAAP financial measures:

Operating income per GAAP................................. $   41.6    $  37.2
Non-GAAP adjustments:
     Less: Other operating (gains) charges(1).............     (9.4)         -
                                                           --------    -------
Operating income, as adjusted............................. $   32.2    $  37.2
                                                           ========    =======

Supplemental Business Segment Information:
Operating income:
     Operating income per GAAP - Specialty Chemicals...... $   33.8    $  33.7
     Non-GAAP adjustments (1).............................     (9.4)         -
                                                           --------    -------
     Operating income - Specialty Chemicals as adjusted... $   24.4    $  33.7
                                                           ========    =======

     Operating income per GAAP - Industrial Chemicals..... $    0.4    $  (1.4)
     Non-GAAP adjustments.................................        -          -
                                                           --------    -------
     Operating income - Industrial Chemicals as adjusted.. $    0.4    $  (1.4)
                                                           ========    =======

     Operating income per GAAP - Mineral Products......... $    7.2    $   4.7
     Non-GAAP adjustments.................................        -          -
                                                           --------    -------
     Operating income - Mineral Products as adjusted...... $    7.2    $   4.7
                                                           ========    =======

     Total segment operating income as adjusted........... $   32.1    $  37.1
     Unallocated corporate office per GAAP................      0.1        0.1
                                                           --------    -------
     Operating income, as adjusted........................ $   32.2    $  37.2
                                                           ========    =======

(1) Non-GAAP adjustments in the second quarter of 2002 included an other operating gain of $5.5 million related to the sale of our company's FineTech business and an other operating gain of $3.9 million related to a contract settlement with a customer of our fine chemicals product line, each of which related to the Specialty Chemicals business segment.

Specialty Chemicals

     Sales in the second quarter of 2003 were $159.0 million compared with $146.7 million for the same period last year, while operating income for the second quarter of 2003 was $33.7 million compared with $33.8 million in last year's second quarter. The 8% increase in sales was attributable to higher unit volumes in the pharmaceutical, beverage and food product lines (totaling $6.8 million), and the favorable effect of the weaker U.S. dollar in Europe ($8.0 million). Partially offsetting these sales increases were lower unit volumes in the fine chemicals product line ($2.1 million) and lower pricing ($0.9 million), mainly in the personal care product line in both the skin care and hair care markets. Higher pharmaceutical volumes were primarily attributable to strong growth in the excipients markets (Plasdones for tablet binders and Polyplasdones for tablet disintegrants).

         Excluding the other operating gains in the second quarter of 2002, discussed above, operating income for the Specialty Chemicals segment increased by 38% for the second quarter of 2003 to $33.7 million compared with $24.4 million in last year's second quarter. The improvement resulted primarily from the favorable effect of the weaker U.S. dollar ($6.0 million) and the impact of higher unit volumes in the pharmaceutical, beverage and food product lines (totaling $3.7 million), partially offset by unfavorable pricing ($0.9 million).

Industrial Chemicals

         Sales in the second quarter of 2003 were $44.4 million compared with $42.3 million in the second quarter of 2002. The 5% increase in sales was attributable to the favorable effect of the weaker U.S. dollar ($3.6 million), partially offset by lower volumes ($1.5 million).

     The Industrial Chemicals segment recorded an operating loss of $1.4 million in the second quarter of 2003 compared with operating income of $0.4 million in the second quarter of 2002. The Industrial Chemicals manufacturing operations are principally based in Europe and costs for this business have been adversely impacted by the stronger Euro. The unfavorable results also included higher energy costs and operating expenses (totaling $3.9 million), partially offset by manufacturing efficiencies ($6.1 million).

Mineral Products

         Sales for the Mineral Products segment for the second quarter of 2003 were $26.1 million compared with $25.7 million for the second quarter of 2002, as higher unit volumes ($1.0 million), mainly increased sales to Building Materials Corporation of America, an affiliate, which we refer to as BMCA, were offset by lower pricing ($0.8 million).

     Operating income for the second quarter of 2003 was $4.7 million compared with $7.2 million for the second quarter of 2002. The $2.5 million (35%) decrease in operating income was due to unfavorable manufacturing costs, primarily as a result of higher energy costs, as well as lower pricing.

RESULTS OF OPERATIONS - FIRST SIX MONTHS 2003 COMPARED WITH
                        FIRST SIX MONTHS 2002

     We have restated our previously issued consolidated financial statements for the first six months of 2002. See Note 1 and Note 9 to consolidated financial statements for further information.

     For the first six months of 2003, we recorded net income of $38.3 million compared with a net loss of $124.1 million in the first six months of 2002. First six months 2003 results include a $1.0 million after-tax charge for the cumulative effect of a change in accounting principle from the adoption of Statement of Financial Accounting Standards, which we refer to as "SFAS," No. 143, "Accounting for Asset Retirement Obligations." First six months 2002 results included a $155.4 million goodwill impairment charge, effective January 1, 2002, for the cumulative effect of a change in accounting principle related to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets."

     Income before the cumulative effect of changes in accounting principles was $39.4 million for the first six months of 2003 compared with $31.3 million in the first six months of 2002. The improved results for the first six months of 2003 were attributable to $5.1 million lower interest expense, $1.5 million higher investment income and $2.1 million lower other expense, net, partially offset by $3.6 million lower operating income. The results for the first six months of 2002 included a $7.2 million pre-tax charge for the early retirement of debt and other operating gains of $12.2 million, while first six months 2003 results include an other operating charge of $1.5 million for stock option payments related to a going private transaction by our parent company, International Specialty Products Inc., which we refer to as ISP. The other operating gains of $12.2 million in the first six months of 2002 included a $2.8 million gain from a contract termination related to the sale of our company's FineTech business, a $5.5 million gain on the sale of the FineTech business and a $3.9 million gain on a contract settlement.

     Net sales for the first six months of 2003 were $462.1 million compared with $433.8 million for the first six months of 2002. The $28.3 million (6.5%) increase in sales resulted primarily from higher unit volumes in Industrial Chemicals and Mineral Products and the pharmaceutical, food and beverage product lines (totaling $22.3 million) and the favorable impact of the weaker U.S. dollar in Europe ($23.5 million). These sales gains were partially offset by lower pricing in Industrial Chemicals and the personal care product line (totaling $5.3 million) and lower volumes ($12.0 million) in the fine chemicals product line, mainly as a result of the loss of sales to Polaroid, which is operating under bankruptcy court protection.

     The gross margin for the first six months of 2003 was 35.1% compared with 34.5% in the first six months of 2002. The improved margin resulted primarily from manufacturing efficiencies and the favorable impact of the weaker U.S. dollar in the Specialty Chemicals business segment. Lower gross margins for the Mineral Products and Industrial Chemicals segments were adversely impacted by higher energy costs and lower pricing.

     Operating income for the first six months of 2003 was $71.8 million compared with $75.4 million for the first six months of 2002. Excluding the other operating gains and charges in each period mentioned above, operating income on a comparable basis was $73.3 million and $63.2 million for the first six months of 2003 and 2002, respectively (see reconciliation below of non-GAAP financial measures). The higher comparable operating income for the first six months of 2003 includes improved results in the Specialty Chemicals business segment, partially offset by losses in the Industrial Chemicals segment and lower results in the Mineral Products segment.

     On a comparable basis, excluding the aforementioned other operating gains and charges, operating income for the Specialty Chemicals segment improved 44% to $68.0 million compared with $47.1 million in last year's first six months. The improved results were primarily attributable to higher volumes, manufacturing efficiencies, lower operating expenses and the favorable impact of the weaker U.S. dollar, partially offset by lower pricing. The improved results in Specialty Chemicals were adversely impacted by the lack of sales to Polaroid.

     The Industrial Chemicals segment recorded an operating loss of $4.1 million in the first six months of 2003 compared with operating income of $3.1 million in the first six months of 2002. The results were mainly attributable to lower pricing and to the adverse impact of the stronger Euro on European-based manufacturing costs and higher energy costs, partially offset by manufacturing efficiencies.

     Operating income for the Mineral Products business segment decreased by $4.2 million (33%) to $8.7 million in the first six months of 2003 due to unfavorable manufacturing costs, primarily as a result of higher energy costs.

     Selling, general and administrative expenses for the first six months of 2003 increased by 3% to $88.8 million from $86.1 million in the same period last year as a result of higher administrative and distribution costs, mainly due to the weaker U.S. dollar. Selling, general and administrative expenses as a percentage of sales were reduced to 19.2% compared with 19.8% in last year's first six months.

     Interest expense for the first six months of 2003 was $38.9 million versus $44.0 million for the same period last year. The $5.1 million (12%) decrease was primarily due to lower average borrowings ($3.0 million impact) and, to a lesser extent, lower average interest rates ($2.1 million impact). Investment income in the first six months of 2003 was $26.9 million compared with $25.3 million in the same period last year, with the increase resulting from higher realized gains on securities, offset by unrealized losses. Other expense, net, for the first six months of 2003 was $0.1 million compared with $2.2 million in last year's first six months, with the lower expense due primarily to favorable foreign exchange.

Business Segment Review

     A discussion of operating results for each of our business segments follows. We operate our business through three reportable business segments:
Specialty Chemicals; Industrial Chemicals; and Mineral Products. As discussed above, we changed the composition of our reportable segments, effective January 1, 2003. Sales and operating income by business segment for the first six months of 2002 have been restated to conform to the 2003 presentation. See also Note 9 to consolidated financial statements.

         The business segment review below and the discussion of operating income above contain information regarding non-GAAP financial measures contained within the meaning of Item 10 of Regulation S-K promulgated by the Securities and Exchange Commission. See "--Results of Operations - Second Quarter 2003 Compared With Second Quarter 2002" for additional discussion of our use of non-GAAP financial measures.

                                                           First Six Months
                                                         --------------------
                                                          2002         2003
                                                         --------    --------
                                                              (Millions)
Reconciliation of non-GAAP financial measures:

Operating income per GAAP............................... $   75.4    $   71.8
Non-GAAP adjustments:
     Less: Other operating (gains) charges(1)...........    (12.2)        1.5
                                                         --------    --------
Operating income, as adjusted........................... $   63.2    $   73.3
                                                         ========    ========

Supplemental Business Segment Information:

Operating income:
     Operating income per GAAP - Specialty Chemicals.... $   59.3    $   66.9
     Non-GAAP adjustments (1)...........................    (12.2)        1.1
                                                         --------    --------
     Operating income - Specialty Chemicals as adjusted. $   47.1    $   68.0
                                                         ========    ========

     Operating income per GAAP - Industrial Chemicals... $    3.1    $   (4.1)
     Non-GAAP adjustments (1)...........................        -         0.2
                                                         --------    --------
     Operating income - Industrial Chemicals as adjusted $    3.1    $   (3.9)
                                                         ========    ========

     Operating income per GAAP - Mineral Products....... $   12.9    $   8.7
     Non-GAAP adjustments (1)...........................        -        0.2
                                                         --------    -------
     Operating income - Mineral Products as adjusted.... $   12.9    $   8.9
                                                         ========    =======

     Total segment operating income as adjusted......... $   63.1    $  73.0
     Unallocated corporate office per GAAP..............      0.1        0.3
                                                         --------    -------
     Operating income, as adjusted...................... $   63.2    $  73.3
                                                         ========    =======

(1) Non-GAAP adjustments in the first six months of 2003 represent an other operating charge of $1.5 million for stock option payments related to ISP's going private transaction, which is also presented by business segment. In the first six months of 2002, non-GAAP adjustments included other operating gains of $2.8 million for a contract termination related to the sale of our company's FineTech business, a gain of $5.5 million on the sale of the FineTech business and a $3.9 million gain from the settlement of a manufacturing and supply agreement with a customer of the fine chemicals product line. All non-GAAP adjustments for the first six months of 2002 related to the Specialty Chemicals business segment.

Specialty Chemicals

     Sales in the first six months of 2003 were $316.9 million compared with $306.3 million for the same period last year, while operating income for the first six months of 2003 increased by 13% to $66.9 million from $59.3 million in last year's first six months. The 3% increase in sales was attributable to the favorable effect of the weaker U.S. dollar ($16.4 million) and higher unit volumes in the pharmaceutical, food and beverage product lines (totaling $9.2 million). Partially offsetting these sales increases were lower unit volumes ($12.0 million) in the fine chemicals product line, mainly as a result of the loss of sales due to the termination of the supply and license agreement with Polaroid, and unfavorable pricing ($3.2 million), primarily in the personal care product line in both the skin care and hair care markets. Favorable pharmaceutical volumes were primarily attributable to strong growth in the excipients markets (Plasdones for tablet binders and Polyplasdones for tablet disintegrants).

     Excluding the other operating gains and charges discussed above, operating income for the Specialty Chemicals segment increased by 44% for the first six months of 2003 to $68.0 million compared with $47.1 million in last year's first six months. The improvement resulted primarily from manufacturing efficiencies ($10.0 million), the favorable effect of the weaker U.S. dollar ($11.1 million), the impact of higher unit volumes in the personal care, pharmaceutical, food and beverage product lines (totaling $6.1 million) and lower operating expenses ($3.2 million), partially offset by unfavorable pricing and mix ($4.8 million). The improved results for this segment were adversely impacted by the lower volumes in the fine chemicals product line ($5.1 million), mainly due to the loss of sales to Polaroid.

Industrial Chemicals

     Sales in the first six months of 2003 were $93.5 million compared with $77.9 million in the first six months of 2002. The 20% increase in sales was attributable to higher unit volumes ($11.3 million) and the favorable effect of the weaker U.S. dollar ($7.1 million), partially offset by the continuing adverse effect of unfavorable pricing ($2.9 million) for butanediol.

     The Industrial Chemicals segment recorded an operating loss of $4.1 million in the first six months of 2003, compared with operating income of $3.1 million in the first six months of 2002. The unfavorable results for this business have been adversely impacted by the stronger Euro on European-based manufacturing costs. The unfavorable results also included higher energy costs and operating expenses (totaling $6.5 million) and unfavorable pricing ($2.9 million), partially offset by manufacturing efficiencies ($4.8 million) and the impact of higher volumes and mix ($1.7 million).

     There is ongoing pressure on our pricing and revenue related to commodity type butanediol and related solvents and intermediates. A key competitor in this market completed construction of additional production capacity in Europe for these products during the third quarter of 2002. Another competitor is expected to complete construction of additional capacity in Asia during the fourth quarter of 2003. With the opening of these two facilities, the increase in the supply of these products to the merchant market is resulting in increased downward pressure on pricing.

Mineral Products

     Sales for the Mineral Products segment for the first six months of 2003 were $51.7 million compared with $49.7 million for the first six months of 2002. The 4% increase was due to higher unit volumes ($1.7 million) and included $1.1 million (9%) in higher third party sales and $0.9 million (2%) in higher sales to BMCA.

     Operating income for the first six months of 2003 was $8.7 million compared with $12.9 million for the first six months of 2002. The $4.2 million (33%) decrease in operating income was due to unfavorable manufacturing costs, primarily as a result of higher energy costs.


LIQUIDITY AND FINANCIAL CONDITION

Cash Flow and Cash Position

     During the first six months of 2003, our net cash flow before financing activities was $177.8 million and included $166.9 million of cash generated from operations, the reinvestment of $33.0 million for capital programs and the acquisition of Germinal S.A. (see Note 11 to consolidated financial statements) and $43.9 million of cash generated from net sales of available-for-sale securities.

     Cash generated from operations in the first six months of 2003 of $166.9 million included a $159.6 million net cash inflow related to net sales of trading securities. Cash utilized for a reduction of payables to related parties totaled $49.8 million (see discussion below of the going private transaction of our parent, ISP). Cash invested in additional working capital items totaled $30.3 million during the first six months of 2003, including a $25.8 million increase in receivables as a result of higher sales and an $8.0 million decrease in payables and accrued liabilities. Partially offsetting this increase in working capital items was a $2.9 million decrease in inventories.

         Net cash used in financing activities during the first six months of 2003 totaled $133.9 million, primarily as a result of a $41.5 million decrease in short-term borrowings and a loan to ISP of $93.0 million. During the first quarter of 2003, ISP completed a going private transaction whereby holders of ISP common stock received $10.30 per share in cash for each share of ISP common stock owned. The total consideration for the going private transaction of approximately $138.0 million was paid out of our funds. Pursuant to five loan agreements with our wholly owned subsidiary, ISP Investco LLC, which we refer to as ISP Investco, and its wholly owned subsidiary, ISP Ireland, ISP borrowed a total of $94.0 million, of which $93.0 million was outstanding as of June 29, 2003. The loans have various maturity dates to March 2005 and accrue interest at a fixed rate of 1.65% per annum. In addition, ISP Investco paid down $43.8 million of its intercompany payables to ISP. Cash provided from financing activities also includes a $1.5 million capital contribution from ISP for the payment of stock options related to ISP's going private transaction.

     As a result of the foregoing factors, cash and cash equivalents increased by $46.4 million during the first six months of 2003 to $81.5 million. In addition, the consolidated balance sheet reflects $319.0 million of trading and available-for-sale securities.

Current Maturities of Long-Term Debt

     As of June 29, 2003, our current maturities of long-term debt, scheduled to be repaid during the twelve month period ended June 2004, totaled $2.7 million, including $2.3 million related to the term loan under our senior credit facilities.

Freetown Facility

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

     We have an operating lease related to equipment at the Freetown facility, which was entered into as part of a 1998 sale-leaseback transaction. The lease had an initial term of four years and, at our option, up to three one-year renewal periods. The first renewal term commenced during 2002. The lease provides for a substantial guaranteed payment by us, adjusted at the end of each renewal period, and includes purchase and return options at fair market values determined at the inception of the lease. We have the right to exercise a purchase option with respect to the leased equipment, or the equipment can be returned to the lessor and sold to a third party. We are obligated to pay a maximum guaranteed payment amount upon the return of the equipment, currently $32.6 million, reduced by 50% of any proceeds from the subsequent sale of the equipment in excess of $4.8 million. Under generally accepted accounting principles, we cannot recognize this future obligation or recognize an impairment loss relative to the Freetown equipment since, as an operating lease, the Freetown equipment is not carried as a long-lived asset on our balance sheet. However, given the current utilization of the Freetown facility as a result of the Polaroid bankruptcy, if we should exercise the purchase option at the end of any future renewal period or at the termination of the lease in 2005, we would then perform a review for possible impairment of the Freetown assets. We are working toward increasing the utilization of the Freetown plant with additional production of certain personal care products.

Contractual Obligations

     We have a contract with a multinational supplier to supply a substantial amount of our acetylene needs to our Texas City, Texas facility. This supplier generates this raw material as a by-product from the manufacture of ethylene. Pricing under the contract is on a fixed basis and we are obligated to purchase a specified amount of acetylene under the contract. This supplier has closed its operation that was the primary source of acetylene for our Texas City facility. The supplier has an obligation to provide product to us until the end of March 2004 and has confirmed that it will meet this obligation through that date by delivering product from another of its facilities. We have identified several alternative sources of supply of acetylene for the Texas City facility for the period after March 2004. The annualized, incremental cost of acetylene from these sources is estimated to be less than $2.0 million. Although we believe that these alternative sources of supply will be sufficient for our projected needs, there can be no assurance in this regard.

     We also had a contract with another supplier for the delivery of additional amounts of acetylene to our Texas City facility, which expired on June 30, 2003. We have entered into a five-year contract with an alternative source under which we are obligated to purchase specified quantities of acetylene. Pricing is fixed with escalators tied to the Producer Price Index.

     In May 2003, we entered into a long-term contract with BMCA to supply BMCA and its subsidiaries substantially all of their colored roofing granules and algae-resistant granules requirements, except for the requirements of certain of their roofing plants that are supplied by third parties. The contract includes pricing discounts based on volume purchase targets, which, if the highest discount levels are reached over the term of the contract, could adversely impact gross margins and operating income from the Mineral Products segment. Our supply arrangements with BMCA and its subsidiaries are at prices and on terms that we believe are no less favorable to it than could be obtained from an unaffiliated third party.

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 for both annual and interim reporting periods by requiring disclosures in a tabular format to reconcile net income as reported to pro forma net income as if the fair value method was used.

Certain of the disclosure modifications required for fiscal years ending after December 15, 2002 were disclosed in our 2002 Form 10-K. However, as discussed above, with the completion of the going private transaction by ISP in February 2003, our stock-based compensation plans were terminated and payments were made in accordance with the terms of the merger agreement. Therefore, the provisions of SFAS No. 148 are no longer applicable to us as it relates to those plans. In addition, we currently account for incentive units granted to our eligible employees pursuant to ISP's 2000 Long-Term Incentive Plan and 2003 Executive Long-Term Incentive Plan under the accounting prescribed by FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option and Award Plans" ("FIN 28"), which requires an entity to measure compensation as the amount by which the Book Value of the incentive units covered by the grant exceeds the option price or value specified of such incentive units at the date of grant. Changes, either increases or decreases, in the Book Value of those incentive units between the date of grant and the measurement date result in a change in the measure of compensation for the right or award. We expect to continue to account for our long-term incentive units under the accounting prescribed by FIN 28 and have adopted the additional disclosure provisions of SFAS No. 148. Since compensation expense related to such incentive units is included in the actual consolidated statements of operations, our pro forma net income under SFAS No. 123 would have been the same as actual net income.

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

     See Note 12 to Consolidated Financial Statements for information regarding contingencies.

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

                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

     Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 for a discussion of "Market-Sensitive Instruments and Risk Management." As of December 31, 2002, equity-related financial instruments employed by us to reduce market risk included long contracts valued at $3.9 million and short contracts valued at $0.4 million. At June 29, 2003, the value of long contracts was $103.1 million and the value of short contracts was $60.0 million. Such instruments are marked-to-market each month, with unrealized gains and losses included in the results of operations. The unrealized gains (losses) on equity-related long contracts at December 31, 2002 and June 29, 2003 was $(145,000) and $931,000, respectively, and the unrealized gains on equity-related short contracts was $6,000 and $969,000 at December 31, 2002 and June 29, 2003, respectively.



                         ITEM 4. CONTROLS AND PROCEDURES

         Disclosure Controls and Procedures: Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports filed, furnished or submitted under the Exchange Act.

         Internal Control Over Financial Reporting: There have not been any changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II


                                OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    Exhibit Number
    --------------

    10.1 International Specialty Products Inc. 2000 Long-Term Incentive Plan (as amended and restated, as of May 15, 2003).

    10.2 International Specialty Products Inc. 2003 Executive Long-Term Incentive Plan (Effective May 15, 2003).

    31.1 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2 Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K filed during the current quarter:

    (1) The Company filed a report on Form 8-K, dated April 30, 2003, reporting events under Items 7 and 9 thereof.

    (2) The Company filed a report on Form 8-K, dated May 22, 2003, reporting an event under Item 5 thereof.

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             INTERNATIONAL SPECIALTY HOLDINGS INC.




DATE:  August 12, 2003         BY:  /s/Neal E. Murphy
       ---------------              -----------------

                                    Neal E. Murphy
                                    Senior Vice President and
                                      Chief Financial Officer
                                    (Principal Financial Officer)


DATE:  August 12, 2003         BY:  /s/Kenneth M. McHugh
       ---------------              --------------------

                                    Kenneth M. McHugh
                                    Vice President and Controller
                                    (Principal Accounting Officer)