Form 10-Q
period 2003-09-28
INTERNATIONAL SPECIALTY HOLDINGS INC
filed 2003-11-12
CIK 1157303

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 28, 2003

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

     As of November 11, 2003, 100 shares of the registrant's common stock (par value $.001 per share) were outstanding. There is no trading market for the common stock of the registrant. No shares of the registrant were held by non-affiliates.

                          PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS



                     INTERNATIONAL SPECIALTY HOLDINGS INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                      THIRD QUARTER ENDED     NINE MONTHS ENDED
                                      ---------------------  --------------------
                                      SEPT. 29,   SEPT. 28,  SEPT. 29,  SEPT. 28,
                                        2002        2003       2002       2003
                                      ---------  ----------  ---------  ---------
                                                      (THOUSANDS)
Net sales............................ $ 208,363   $ 215,125  $ 642,211  $ 677,229
Cost of products sold................  (132,105)   (140,506)  (416,137)  (440,314)
Selling, general and administrative..   (40,478)    (42,303)  (126,590)  (131,055)
Other operating gains and
  (charges), net.....................         -           -     12,228     (1,451)
Amortization of intangible assets....      (125)       (144)      (680)      (432)
                                      ---------   ---------  ---------  ---------
Operating income.....................    35,655      32,172    111,032    103,977
Interest expense.....................   (20,566)    (18,815)   (64,594)   (57,756)
Investment income (loss), net........     1,396      (5,407)    26,745     21,477
Charge for early retirement of debt..         -           -     (7,159)         -
Other expense, net...................    (4,378)     (2,026)    (6,555)    (2,114)
                                      ---------   ---------  ---------  ---------
Income before income taxes and
  cumulative effect of changes in
  accounting principles..............    12,107       5,924     59,469     65,584
Income taxes.........................    (3,761)     (2,039)   (19,832)   (22,338)
                                      ---------   ---------  ---------  ---------
Income before cumulative effect of
  changes in accounting principles...     8,346       3,885     39,637     43,246

Cumulative effect of changes in
  accounting principles, net of
  income tax benefit of $600 in 2003.         -           -   (155,400)    (1,021)
                                      ---------   ---------  ---------  ---------
Net income (loss).................... $   8,346   $   3,885  $(115,763) $  42,225
                                      =========   =========  =========  =========













      The accompanying Notes to Consolidated Financial Statements are an
                        integral part of these statements.

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                         DECEMBER 31,  SEPT. 28,
                                                             2002        2003
                                                         ------------ ----------
                                                                (THOUSANDS)

ASSETS
Current Assets:
  Cash and cash equivalents..........................    $   35,060   $   96,131
  Investments in trading securities..................       253,660       86,469
  Investments in available-for-sale securities.......       274,639      230,337
  Accounts receivable, trade, less allowance of
     $6,022 and $6,104 at December 31, 2002 and
     September 28, 2003, respectively................        79,780       94,690
  Accounts receivable, other.........................        16,934       23,810
  Short-term loans receivable from parent company....             -       25,061
  Receivables from related parties...................        12,518       26,257
  Inventories........................................       176,217      182,895
  Deferred income taxes..............................        34,687       31,151
  Prepaid expenses...................................         9,912        8,582
                                                         ----------   ----------
    Total Current Assets.............................       893,407      805,383
Property, plant and equipment, net...................       565,713      569,902
Goodwill, net of accumulated amortization of $180,486       325,706      331,101
Intangible assets, net...............................         9,442        9,010
Long-term loans receivable from parent company.......             -       70,234
Other assets.........................................        48,045       52,523
                                                         ----------   ----------
Total Assets.........................................    $1,842,313   $1,838,153
                                                         ==========   ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Short-term debt....................................    $  125,802   $   86,144
  Current maturities of long-term debt...............         2,732        2,726
  Accounts payable...................................        54,655       56,475
  Accrued liabilities................................        95,925       83,681
  Payable to parent company..........................        43,773        1,784
  Income taxes payable...............................        37,260       34,810
                                                         ----------   ----------
    Total Current Liabilities........................       360,147      265,620
                                                         ----------   ----------
Long-term debt less current maturities...............       823,008      821,655
                                                         ----------   ----------
Deferred income taxes................................        70,678       93,307
                                                         ----------   ----------
Other liabilities....................................       103,727      110,443
                                                         ----------   ----------
Shareholder's Equity:
  Common stock, $.001 par value per share;
    100 shares issued and outstanding................             -            -
  Additional paid-in capital.........................       640,816      642,267
  Accumulated deficit................................      (127,368)     (85,143)
  Accumulated other comprehensive loss...............       (28,695)      (9,996)
                                                         ----------   ----------
    Total Shareholder's Equity.......................       484,753      547,128
                                                         ----------   ----------
Total Liabilities and Shareholder's Equity...........    $1,842,313   $1,838,153
                                                         ==========   ==========


      The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                               -------------------
                                                               SEPT. 29,  SEPT. 28,
                                                                 2002       2003
                                                               --------  ---------
                                                                   (THOUSANDS)
Cash and cash equivalents, beginning of period...............  $ 77,863   $ 35,060
                                                               --------   --------
Cash provided by (used in) operating activities:
  Net income (loss)..........................................  (115,763)    42,225
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Cumulative effect of changes in accounting principles..   155,400      1,021
      Gain on sale of assets.................................    (5,468)         -
      Depreciation...........................................    42,203     44,897
      Amortization of intangible assets......................       680        432
      Deferred income taxes..................................    10,804     21,030
      Unrealized (gains) losses on trading securities........    (1,489)     5,185
  Increase in working capital items..........................    25,666    (37,116)
  Purchases of trading securities............................  (456,059)  (273,709)
  Proceeds from sales of trading securities..................   302,682    439,707
  Proceeds (repayments) from sale of accounts receivable.....     3,932     (2,560)
  Change in receivable from/payable to related parties.......     8,821    (55,728)
  Change in cumulative translation adjustment................     9,469      6,368
  Other, net.................................................     2,129     (4,124)
                                                               --------   --------
Net cash provided by (used in) operating activities..........   (16,993)   187,628
                                                               --------   --------
Cash provided by (used in) investing activities:
  Capital expenditures and acquisitions......................   (42,551)   (49,667)
  Net proceeds from sale of assets...........................    27,271          -
  Purchases of available-for-sale securities.................  (205,050)   (66,259)
  Proceeds from sales of available-for-sale securities.......   229,024    121,382
  Proceeds from sales of other short-term investments........     2,299          -
                                                               --------   --------
Net cash provided by investing activities....................    10,993      5,456
                                                               --------   --------
Cash provided by (used in) financing activities:
  Increase (decrease) in short-term debt.....................    89,047    (39,658)
  Decrease in borrowings under revolving credit facility.....   (85,250)         -
  Repayments of long-term debt...............................  (308,045)    (1,554)
  Loans to parent company....................................         -    (95,295)
  Call premium on redemption of debt.........................    (4,621)         -
  Decrease in restricted cash................................   307,866          -
  Debt issuance costs........................................    (1,613)         -
  Dividends and distributions to parent company..............   (16,850)         -
  Capital contribution from parent company...................    11,687      1,451
                                                               --------   --------
Net cash used in financing activities........................    (7,779)  (135,056)
                                                               --------   --------
Effect of exchange rate changes on cash......................       636      3,043
                                                               --------   --------
Net change in cash and cash equivalents......................   (13,143)    61,071
                                                               --------   --------
Cash and cash equivalents, end of period.....................  $ 64,720   $ 96,131
                                                               ========   ========


      The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

                                                             NINE MONTHS ENDED
                                                            --------------------
                                                            SEPT. 29,  SEPT. 28,
                                                              2002       2003
                                                            ---------  ---------
                                                                 (THOUSANDS)

Supplemental Cash Flow Information:

  Cash paid during the period for:
    Interest (net of amount capitalized).................   $ 72,045    $ 60,932
    Income taxes (including taxes paid pursuant to the
       Tax Sharing Agreement)............................      5,351       3,732


Acquisition of mineral products facility:
    Fair market value of assets acquired.................   $ 11,421
    Purchase price of acquisition........................     11,421
                                                            --------
    Liabilities assumed..................................   $      -
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

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


     The consolidated financial statements for International Specialty Holdings Inc. (the "Company") reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company and its consolidated subsidiaries at September 28, 2003, and the results of operations and cash flows for the three and nine month periods ended September 29, 2002 and September 28, 2003. All adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the "2002 Form 10-K").


NOTE 1.  CHARGE FOR EARLY RETIREMENT OF DEBT

     On January 14, 2002, the Company's parent company, International Specialty Products Inc. ("ISP"), redeemed the remaining $307.9 million aggregate principal amount of its 9% Senior Notes due 2003 (the "2003 Notes"). As a result, the Company recorded an extraordinary loss on the early retirement of debt of $4.7 million ($7.2 million before income tax benefit of $2.5 million). In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement of SFAS No. 4 that gains and losses on the early extinguishments of debt be recorded as an extraordinary item unless such gains and losses meet the criteria of Accounting Principles Board Opinion No. 30 for classification as extraordinary. The Company adopted SFAS No. 145 effective January 1, 2003 and, as a result, the Consolidated Statement of Operations for the first nine months of 2002 was restated to reclassify the pre-tax extraordinary charge of $7.2 million on the early retirement of debt to a separate line item of pre-tax income. The tax benefit of $2.5 million related to the extraordinary charge has been reclassified and is included in "Income taxes."


NOTE 2.  ASSET RETIREMENT OBLIGATIONS

     The Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. SFAS No. 143 establishes accounting and reporting standards for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset. The Company holds long-lived assets that have legal obligations associated with their retirement. These assets include deep wells that require capping, minerals quarries that require reclamation and other plant assets subject to certain environmental regulations. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation ("ARO") be recognized in the period in which it is incurred. Upon initial recognition of such liability, an entity must capitalize the asset retirement cost by increasing the carrying amount of the related long-lived asset and subsequently depreciating the asset retirement cost over the useful life of the related asset. Subsequent to the initial measurement of the ARO, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. If the obligation is settled for other than the carrying amount of the liability, the Company would then recognize a gain or loss on settlement. As a result of adopting SFAS No. 143, effective January 1, 2003, the Company recognized an after-tax charge of $1.0 million ($1.6 million before an income tax benefit of $0.6 million) as the cumulative effect of a change in

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 2. ASSET RETIREMENT OBLIGATIONS -- (CONTINUED)

accounting principle, and recorded an ARO of $1.9 million and a net increase in property, plant and equipment of $0.3 million. The ongoing expense on an annual basis resulting from the initial adoption of SFAS No. 143 is approximately $0.2 million.

     The change in the ARO during the nine months ended September 28, 2003 is as follows:

                                                                    (Thousands)
      ARO liability recognized as of January 1, 2003............     $  1,871
      Liabilities incurred, nine months ended September 28, 2003           22
      ARO liability accretion...................................          135
                                                                     --------
      ARO liability balance, September 28, 2003.................     $  2,028
                                                                     ========

     The pro forma ARO would have been $1.7 million on January 1, 2002 and $1.8 million on September 29, 2002 if SFAS No. 143 had been applied during all periods affected.

     For the nine months ended September 29, 2002, the net loss on a pro forma basis would have been $115.9 million, including an additional $0.1 million due to additional depreciation and liability accretion from AROs. The net income for the nine months ended September 28, 2003 would have increased on a pro forma basis by $1.0 million to $43.2 million due to the elimination of the cumulative effect of the change in accounting principle recorded on January 1, 2003 on the adoption of SFAS No. 143. For the third quarter of 2002, the pro forma net income would have been $40 thousand lower, while for the third quarter of 2003, actual and pro forma net income are the same.


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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 3.  NEW ACCOUNTING STANDARDS -- (CONTINUED)


transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 for both annual and interim reporting periods by requiring disclosures in a tabular format to reconcile net income as reported to pro forma net income as if the fair value method was used. Certain of the disclosure modifications required for fiscal years ending after December 15, 2002 were disclosed in the Company's 2002 Form 10-K. However, as discussed in Note 4, with the completion of the going private transaction by ISP in February 2003, the Company's stock-based compensation plans were terminated and payments were made in accordance with the terms of the merger agreement. Therefore, the provisions of SFAS No. 148 are no longer applicable to the Company as it relates to those plans. In addition, the Company currently accounts for incentive units granted to eligible Company employees pursuant to ISP's 2000 Long-Term Incentive Plan and 2003 Executive Long-Term Incentive Plan under the accounting prescribed by FASB Interpretation No. ("FIN") 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option and Award Plans," which requires an entity to measure compensation as the amount by which the Book Value (as defined) of the incentive units covered by the grant exceeds the option price or value specified of such incentive units at the date of grant. Changes, either increases or decreases, in the Book Value of those incentive units between the date of grant and the measurement date result in a change in the measure of compensation for the right or award. The Company expects to continue to account for its long-term incentive units under the accounting prescribed by FIN 28 and has adopted the additional disclosure provisions of SFAS No. 148. Since compensation expense related to such incentive units is included in the actual Consolidated Statements of Operations, the Company's pro forma net income under SFAS No. 123 would have been the same as actual net income.

     In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies the requirements for a guarantor's accounting for and disclosures of certain guarantees issued and outstanding. The provisions of FIN 45 apply to guarantee contracts that contingently require the guarantor to make payments (in cash, financial instruments, other assets, shares of stock or provision of services) to the guaranteed party for guarantees such as a financial standby letter of credit, a market value guarantee on either a financial or nonfinancial asset owned by the guaranteed party and a guarantee of the collection of the scheduled contractual cash flows from financial assets held by a special-purpose entity. FIN 45 also applies to indemnification contracts and indirect guarantees of indebtedness of others. The requirements of FIN 45 for the initial recognition and measurement of the liability for a guarantor's obligations are to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The Company currently does not have any guarantees, indemnification contracts or indirect guarantees of indebtedness of others that would be subject to the initial recognition and measurement provisions of FIN 45. The 10 1/4% Senior Subordinated Notes due 2011 of ISP Chemco Inc. ("ISP Chemco"), the Company's wholly owned subsidiary, that were issued in November 2001, are guaranteed by all of ISP Chemco's domestic subsidiaries, other than certain immaterial subsidiaries and the Company's accounts receivable financing subsidiary.

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 3.  NEW ACCOUNTING STANDARDS -- (CONTINUED)

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." In accordance with FIN 46, a variable interest entity will be consolidated if either the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or as a group, the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: (1) the direct or indirect ability to make decisions about an entity's activities; (2) the obligation to absorb the expected losses of the entity if they occur; (3) the right to receive the expected residual returns of the entity if they occur. All companies with variable interests in variable interest entities created after January 31, 2003 shall apply the provisions of FIN 46 immediately. A public entity with a variable interest in a variable interest entity created before February 1, 2003 shall apply the provisions of FIN 46 to that entity no later than the beginning of the first interim or annual reporting period ending after December 15, 2003, if such entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46. The Company does not have an interest in a variable interest entity. Therefore, the adoption of FIN 46 does not currently have an impact on the Company's consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 will not have an immediate impact on the Company's consolidated financial statements.


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

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 4.  GOING PRIVATE TRANSACTION BY ISP -- (CONTINUED)

     As a result of ISP completing the going private transaction, the Company's stock-based compensation plans were terminated and payments were made in accordance with the terms of the merger agreement. As a result, holders of approximately 2.7 million vested, in-the-money stock options outstanding and exercisable on February 28, 2003 received a cash amount equal to the excess of $10.30 over the exercise price of such stock options, aggregating $1.5 million (see Note 6). In addition, outstanding restricted common stock awards were replaced with long-term incentive units of comparable vesting and a value equivalent to the previous awards based on the buyout price of $10.30 per award.

     The total consideration for the going private transaction of approximately $138.0 million was paid out of the Company's funds. ISP borrowed a total of $94.0 million pursuant to five loan agreements, dated March 3, 2003, with the Company's wholly owned subsidiary, ISP Investco LLC ("ISP Investco"), and its indirect, wholly owned subsidiary, ISP Ireland. The loans have various maturity dates to March 2006. The balance of such loans as of September 28, 2003 is $95.3 million, of which $25.1 million is due within one year and the remaining $70.2 million is due in March 2006. The loans accrue interest at a fixed rate of 1.65% per annum. In addition, ISP Investco paid down $43.8 million of its intercompany payables to ISP. In accordance with the SEC's Staff Accounting Bulletin No. 54, "Application of "Push Down" Basis of Accounting in Financial Statements of Subsidiaries Acquired by Purchase," ISP has not applied push down accounting for the going private transaction to its subsidiaries.


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


NOTE 6.  OTHER OPERATING GAINS AND CHARGES

     As  a result of  ISP completing the going private transaction discussed in
Note 4, compensation expense of $1.5 million related to the payment for stock option terminations was recorded in the first quarter of 2003 and is included in "Other operating gains and (charges), net" for the first nine months of 2003. First quarter 2002 results included an other operating gain of $2.8 million for a contract termination related to the sale of the Company's FineTech business. The Company recorded an additional second quarter 2002 pre-tax gain, after expenses, of $5.5 million related to this sale. In the second quarter of 2002, the Company received $4.0 million in settlement of a manufacturing and supply contract with a customer of the fine chemicals business. After related expenses, a pre-tax gain of $3.9 million was recognized. For additional information, reference is made to Note 6 to Consolidated Financial Statements contained in the 2002 Form 10-K.

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

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

     The following schedule reconciles the changes in the carrying amount of goodwill, by business segment, for the nine months ended September 28, 2003. See
Note 9 for a discussion of a change in the composition of the Company's business segments, effective January 1, 2003. Also, see Note 11 for a discussion of the acquisition of Germinal S.A.


                                       Specialty        Industrial        Mineral         Total
                                       Chemicals        Chemicals         Products       Goodwill
                                       ---------        ----------        --------       ---------
                                                                (Thousands)
   Balance, December 31, 2002........  $ 274,167        $        -         $  51,539     $ 325,706
   Acquisition of Germinal S.A. .....      5,537                 -                 -         5,537
   Translation adjustment............       (142)                -                 -          (142)
                                       ---------        ----------         ---------     ---------
   Balance, September 28, 2003.......  $ 279,562        $        -         $  51,539     $ 331,101
                                       =========        ==========         =========     =========


     Intangible assets at December 31, 2002 and September 28, 2003 relate to the Company's biocides business, which was acquired on December 31, 2001. The following is information as of December 31, 2002 and September 28, 2003 related to the Company's acquired intangible assets:


                                                                      December 31, 2002             September 28, 2003
                                                    Range of    ----------------------------   ----------------------------
                                                  Amortizable   Gross Carrying   Accumulated   Gross Carrying   Accumulated
                                                     Lives          Amount      Amortization       Amount      Amortization
                                                  -----------   --------------  ------------   --------------  ------------
                                                                                   (Dollars in Thousands)
  Intangible assets subject to amortization:
    Patents.....................................   5-20 years   $      669      $      (57)    $      669      $      (99)
    Non-compete agreements......................   2- 5 years        1,571            (485)         1,571            (850)
    EPA registrations...........................      5 years          167             (33)           167             (58)
                                                                ----------      ----------     ----------      ----------
      Total amortized intangible assets.........                     2,407            (575)         2,407          (1,007)
                                                                ----------      ----------     ----------      ----------
  Intangible assets not subject to amortization:
    Trademarks..................................                     2,962               -          2,962               -
    EPA registrations...........................                     4,648               -          4,648               -
                                                                ----------      ----------     ----------      ----------
      Total unamortized intangible assets.......                     7,610               -          7,610               -
                                                                ----------      ----------     ----------      ----------
  Total intangible assets.......................                $   10,017      $     (575)    $   10,017      $   (1,007)
                                                                ==========      ==========     ==========      ==========


        Estimated amortization expense:
        Year ending December 31,                                (Thousands)
                                                                -----------
        2003................................................    $     575
        2004................................................          290
        2005................................................          290
        2006................................................          290
        2007................................................           26

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 8.  COMPREHENSIVE INCOME (LOSS)

                                                Third Quarter Ended     Nine Months Ended
                                                --------------------   -------------------
                                                Sept, 29,  Sept, 28,   Sept. 29,  Sept. 28,
                                                  2002       2003        2002       2003
                                                --------   --------    -------   ---------
                                                                (Thousands)

Net income (loss)............................   $  8,346   $  3,885  $(115,763)  $  42,225
                                                --------   --------  ---------   ---------
Other comprehensive income (loss), net of tax:
  Change in unrealized gains (losses) on
    available-for-sale securities:
    Unrealized holding gains (losses) arising
      during the period, net of income tax
      (provision) benefit of $8,449, $(5,513),
      $(3,625) and $(5,693), respectively.....   (13,831)    10,392     13,119       8,725
    Less: reclassification adjustment for
      gains (losses) included in net income,
      net of income tax (provision) benefit of
      $13,419, $684, $10,737 and $(168),
      respectively............................   (25,843)    (1,658)   (16,342)       (563)
                                                --------   --------  ---------   ---------
  Total change for the period.................    12,012     12,050     29,461       9,288
                                                --------   --------  ---------   ---------
  Change in unrealized losses on derivative
    hedging instruments - cash flow hedges:
    Net derivative losses, net of income tax
      benefit of $0, $0, $12 and $0,
      respectively............................         -          -        (22)          -
    Less: reclassification adjustment for
      losses included in net income, net of
      income tax benefit of $0, $0, $534
      and $0, respectively....................         -          -       (986)          -
                                                --------   --------  ---------   ---------
  Total change for the period.................         -          -        964           -
                                                --------   --------  ---------   ---------
Foreign currency translation adjustment.......    (1,127)      (239)    10,105       9,411
                                                --------   --------  ---------   ---------
Total other comprehensive income..............    10,885     11,811     40,530      18,699
                                                --------   --------  ---------   ---------
Comprehensive income (loss)...................  $ 19,231   $ 15,696  $ (75,233)  $  60,924
                                                ========   ========  =========   =========

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 8.  COMPREHENSIVE INCOME (LOSS) -- (CONTINUED)

     Changes in the components of "Accumulated other comprehensive loss" for the nine months ended September 28, 2003 are as follows:


                                    Unrealized        Cumulative        Additional
                                  Gains (Losses)       Foreign           Minimum         Accumulated
                                  On Available-       Currency           Pension            Other
                                     for-Sale        Translation         Liability      Comprehensive
                                    Securities        Adjustment        Adjustment      Income (Loss)
                                  -------------      ------------      ------------     -------------
                                                              (Thousands)
  Balance, December 31, 2002...   $ (13,200)         $ (10,091)        $  (5,404)         $ (28,695)
  Change for the period........       9,288              9,411                 -             18,699
                                  ---------          ---------         ---------          ---------
  Balance, September 28, 2003..   $  (3,912)         $    (680)        $  (5,404)         $  (9,996)
                                  =========          =========         =========          =========


NOTE 9.  BUSINESS SEGMENT INFORMATION

                                                Third Quarter Ended      Nine Months Ended
                                               ---------------------    -------------------
                                               Sept. 29,   Sept. 28,    Sept. 29,  Sept. 28,
                                                 2002        2003         2002       2003
                                               ---------   ---------    --------  ---------
                                                                 (Thousands)
Net sales (1):
  Specialty Chemicals.......................   $ 149,309   $ 153,464    $ 455,591  $ 470,378
  Industrial Chemicals......................      34,500      35,047      112,363    128,574
  Mineral Products (2)......................      24,554      26,614       74,257     78,277
                                               ---------   ---------    ---------  ---------
Net sales...................................   $ 208,363   $ 215,125    $ 642,211  $ 677,229
                                               =========   =========    =========  =========

Operating income (1):
  Specialty Chemicals.......................   $  27,838   $  29,760    $  87,123  $  96,697
  Industrial Chemicals......................       2,119      (1,221)       5,183     (5,342)
  Mineral Products..........................       5,540       3,496       18,428     12,233
                                               ---------   ---------    ---------   --------
  Total segment operating income............      35,497      32,035      110,734    103,588
  Unallocated corporate office..............         158         137          298        389
                                               ---------   ---------    ---------  ---------
Total operating income......................      35,655      32,172      111,032    103,977
Interest expense, investment income (loss)
    and other, net .........................     (23,548)    (26,248)     (51,563)   (38,393)
                                               ---------   ---------    ---------  ---------
Income before income taxes and cumulative
  effect of changes in accounting principles   $  12,107   $   5,924    $  59,469  $  65,584
                                              ==========   =========    =========  =========

(1) Effective January 1, 2003, the Company changed the composition of its reportable segments to be consistent with the current structure of the Company's businesses. Over the last several years, the Company has increased its focus on its higher margin consumer-oriented businesses. Consistent with that business focus, the Company now reports three business segments: Specialty Chemicals, Industrial Chemicals and Mineral Products. The Company's Specialty Chemicals segment consists of the personal care, pharmaceutical, food, beverage, performance chemicals and fine chemicals product lines. Sales and operating income by business segment for the third quarter and nine months ended September 29, 2002 have been restated to conform to the 2003 presentation.

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 9.  BUSINESS SEGMENT INFORMATION -- (CONTINUED)

(2) Includes sales to Building Materials Corporation of America, an affiliate, and its subsidiaries, of $19.1 and $19.5 million for the third quarter of 2002 and 2003, respectively, and $57.9 and $59.2 for the first nine months of 2002 and 2003, respectively.


NOTE 10.  INVENTORIES

     Inventories comprise the following:

                                       December 31,   Sept. 28,
                                           2002         2003
                                       ------------   --------
                                              (Thousands)
     Finished goods................     $113,912      $116,060
     Work-in-process...............       32,407        33,817
     Raw materials and supplies....       29,898        33,018
                                        --------      --------
     Inventories...................     $176,217      $182,895
                                        ========      ========

     At December 31, 2002 and September 28, 2003, $62.0 and $64.5 million, respectively, of domestic inventories were valued using the LIFO method. If the FIFO inventory method had been used for these inventories, the value of inventories would have been $2.8 and $4.5 million higher at December 31, 2002 and September 28, 2003, respectively.


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

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

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

     On September 15, 1997, G-I Holdings received a notice from the Internal Revenue Service (the "IRS") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which G-I Holdings held an interest. G-I Holdings has advised the Company that it believes that it will prevail in the tax matter arising out of the surfactants partnership, although there can be no assurance in this regard. The

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 12.  CONTINGENCIES -- (CONTINUED)

Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position or results of operations. On September 21, 2001, the IRS filed a proof of claim with respect to such deficiency against G-I Holdings and one of its subsidiaries, ACI Inc., that also had filed for protection under Chapter 11 of the Bankruptcy Code, in the G-I Holdings bankruptcy. If such proof of claim is sustained, ISP and/or certain of its subsidiaries together with G-I Holdings and several current and former subsidiaries of G-I Holdings would be severally liable for taxes and interest in an amount of approximately $279 million, computed as of September 28, 2003. On May 7, 2002, G-I Holdings filed an objection to that proof of claim. Such objection will be heard by the United States District Court for the District of New Jersey which oversees the G-I Holdings bankruptcy court. For additional information relating to G-I Holdings, reference is made to Notes 9 and 20 to Consolidated Financial Statements contained in the 2002 Form 10-K.

 Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

     Unless otherwise indicated by the context, "we," "us" and "our" refer to International Specialty Holdings Inc. and its consolidated subsidiaries.


RESULTS OF OPERATIONS -- THIRD QUARTER 2003 COMPARED WITH
                         THIRD QUARTER 2002

     We recorded third quarter 2003 net income of $3.9 million compared with net income of $8.3 million in the third quarter of 2002. The lower results for the third quarter of 2003 were attributable to investment losses of $5.4 million and $3.5 million lower operating income, partially offset by $2.4 million lower other expense, net, and $1.8 million lower interest expense.

     Effective January 1, 2003, we changed the composition of our reportable segments to be consistent with the current structure of our businesses. Over the last several years, we have increased our focus on our higher margin consumer-oriented businesses. Consistent with that business focus, we now report three business segments: Specialty Chemicals, Industrial Chemicals and Mineral Products. Our Specialty Chemicals segment consists of the personal care, pharmaceutical, food, beverage, performance chemicals and fine chemicals product lines. Sales and operating income by business segment for the third quarter and nine months ended September 29, 2002 have been restated to conform to the 2003 presentation.

     Net sales for the third quarter of 2003 were $215.1 million compared with $208.4 million for the third quarter of 2002. The $6.7 million (3%) increase in sales resulted from higher unit volumes in the Mineral Products segment ($4.0 million) and in the pharmaceutical and food product lines (totaling $4.8 million) and the favorable impact of the weaker U.S. dollar in Europe ($8.1 million). These sales gains were partially offset by lower pricing in Industrial Chemicals and Mineral Products (totaling $4.0 million) and lower unit volumes in the fine chemicals product line ($4.2 million).

     The gross margin for the third quarter of 2003 was 34.7% compared with 36.6% in the third quarter of 2002. The reduced margin resulted primarily from the impact of the unfavorable pricing in Industrial Chemicals and Mineral Products and unfavorable manufacturing costs in Mineral Products and fine chemicals (totaling $7.7 million), partially offset by higher unit volumes and the favorable impact of the weaker U.S. dollar.

     Operating income was $32.2 million in the third quarter of 2003 compared with $35.7 million in the third quarter of 2002. Operating income for the Specialty Chemicals segment improved 7% to $29.8 million compared with $27.8 million in the third quarter of 2002. The improved results for Specialty Chemicals were primarily attributable to the personal care and pharmaceutical product lines, mainly due to manufacturing efficiencies and the favorable impact of the weaker U.S. dollar, partially offset by losses in the fine chemicals product line.

     The Industrial Chemicals segment recorded an operating loss of $1.2 million in the third quarter of 2003 compared with operating income of $2.1 million in the third quarter of 2002. The Industrial Chemicals manufacturing operations are principally based in Europe and costs for this business have been adversely impacted by the stronger Euro. In addition, the results for the third quarter of 2003 were impacted by lower pricing due to current industry supply/demand imbalance.

     Operating income for the Mineral Products segment decreased by $2.0 million (36%) to $3.5 million in the third quarter of 2003 because of unfavorable manufacturing costs, primarily higher energy costs, as well as lower pricing.

     Selling, general and administrative expenses for the third quarter of 2003 increased by 4% to $42.3 million from $40.5 million in the same period last year as a result of higher selling and administrative costs, mainly due to the weaker U.S. dollar. Selling, general and administrative expenses as a percentage of sales were 19.7% compared with 19.4% in last year's third quarter.

     Interest expense for the third quarter of 2003 was $18.8 million versus $20.6 million for the same period last year. The $1.8 million (9%) decrease was primarily due to lower average borrowings ($1.4 million impact) and, to a lesser extent, lower average interest rates ($0.4 million impact). Investment losses in the third quarter of 2003 totaled $5.4 million compared with investment income of $1.4 million in the same period last year, with the decrease resulting mainly from unrealized losses on securities. Other expense, net, for the third quarter of 2003 was $2.0 million compared with $4.4 million in last year's third quarter, with the lower expense due primarily to favorable foreign exchange.

Business Segment Review

     A discussion of operating results for each of our business segments follows. We operate our business through three reportable business segments:
Specialty Chemicals; Industrial Chemicals; and Mineral Products. As discussed above, we changed the composition of our reportable segments, effective January 1, 2003. Sales and operating income by business segment for the third quarter of 2002 have been restated to conform to the 2003 presentation. See also Note 9 to consolidated financial statements.


Specialty Chemicals

     Sales in the third quarter of 2003 were $153.5 million compared with $149.3 million for the same period last year, while operating income for the third quarter of 2003 was $29.8 million compared with $27.8 million in last year's third quarter. The 3% increase in sales was attributable to higher unit volumes in the pharmaceutical and food product lines (totaling $4.8 million), and the favorable effect of the weaker U.S. dollar in Europe ($5.9 million). Partially offsetting these sales increases were lower unit volumes in the fine chemicals product line ($4.2 million) and lower pricing ($1.0 million), primarily in the personal care product line, and lower unit volumes in the personal care and performance chemicals product lines

(totaling $2.3 million). Higher pharmaceutical volumes were primarily attributable to strong growth in the excipients markets (Plasdones for tablet binders and Polyplasdones for tablet disintegrants), as well as the denture adhesives market, while higher food volumes resulted from the Germinal acquisition in May 2003 (see Note 11 to consolidated financial statements).

     Operating income for the Specialty Chemicals segment increased by 7% for the third quarter of 2003 to $29.8 million compared with $27.8 million in last year's third quarter. The improvement resulted primarily from the favorable effect of the weaker U.S. dollar ($4.7 million) and the impact of favorable manufacturing efficiencies and lower operating expenses in the personal care and pharmaceutical product lines (totaling $4.4 million), partially offset by unfavorable pricing ($1.0 million) and losses incurred in the fine chemicals product line because of the adverse impact of unfavorable manufacturing costs ($6.6 million).

Industrial Chemicals

     Sales in the third quarter of 2003 were $35.0 million compared with $34.5 million in the third quarter of 2002. The increase in sales was attributable to the favorable effect of the weaker U.S. dollar ($2.2 million), partially offset by lower pricing.

     The Industrial Chemicals segment recorded an operating loss of $1.2 million in the third quarter of 2003 compared with operating income of $2.1 million in the third quarter of 2002. The Industrial Chemicals manufacturing operations are principally based in Europe and costs for this business have been adversely impacted by the stronger Euro. In addition, the results for the third quarter of 2003 were impacted by the lower pricing ($2.0 million) due to current industry supply/demand imbalance.

Mineral Products

     Sales for the Mineral Products segment for the third quarter of 2003 were $26.6 million compared with $24.6 million for the third quarter of 2002, as higher unit volumes ($4.0 million) were partially offset by lower pricing ($2.0 million).

     Operating income for the third quarter of 2003 was $3.5 million compared with $5.5 million for the third quarter of 2002. The $2.0 million (36%) decrease in operating income was due to unfavorable manufacturing costs, primarily as a result of higher energy costs, as well as lower pricing.


RESULTS OF OPERATIONS -- FIRST NINE MONTHS 2003 COMPARED WITH
                         FIRST NINE MONTHS 2002

     We have restated our previously issued consolidated financial statements for the first nine months of 2002. See Note 1 and Note 9 to consolidated financial statements for further information.

     For the first nine months of 2003, we recorded net income of $42.2 million compared with a net loss of $115.8 million in the first nine months of 2002. First nine months 2003 results include a $1.0 million after-tax charge for the cumulative effect of a change in accounting principle from the adoption of Statement of Financial Accounting Standards, which we refer to as "SFAS," No. 143, "Accounting for Asset Retirement Obligations." First nine months 2002 results included a $155.4 million goodwill impairment charge, effective January 1, 2002, for the cumulative effect of a change in accounting principle related to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets."

     Income before the cumulative effect of changes in accounting principles was $43.2 million for the first nine months of 2003 compared with $39.6 million in the first nine months of 2002. The improved results for the first nine months of 2003 were attributable to $6.8 million lower interest expense and $4.4 million lower other expense, net, partially offset by $7.1 million lower operating income and $5.3 million lower investment income. In addition, the results for the first nine months of 2002 included a $7.2 million pre-tax charge for the early retirement of debt and other operating gains of $12.2 million, while first nine months 2003 results include an other operating charge of $1.5 million for stock option payments related to a going private transaction by our parent company, International Specialty Products Inc., which we refer to as ISP. The other operating gains of $12.2 million in the first nine months of 2002 included a $2.8 million gain from a contract termination related to the sale of our company's FineTech business, a $5.5 million gain on the sale of the FineTech business and a $3.9 million gain on a contract settlement.

     Net sales for the first nine months of 2003 were $677.2 million compared with $642.2 million for the first nine months of 2002. The $35.0 million (5.5%) increase in sales resulted primarily from higher unit volumes in the Industrial Chemicals and Mineral Products segments (totaling $17.8 million) and in the pharmaceutical, food and beverage product lines (totaling $14.2 million) and the favorable impact of the weaker U.S. dollar in Europe ($31.6 million). These sales gains were partially offset by lower pricing in Industrial Chemicals, Mineral Products and the personal care product line (totaling $9.9 million) and lower volumes ($16.2 million) in the fine chemicals product line, mainly as a result of the loss of sales to Polaroid, which is operating under bankruptcy court protection.

     The gross margin for the first nine months of 2003 was 35.0% compared with 35.2% in the first nine months of 2002. Lower gross margins for the Mineral Products and Industrial Chemicals segments were adversely impacted by higher energy costs and lower pricing. The gross margin for the Specialty Chemicals segment increased to 43.1% for the first nine months of 2003 from 39.3% for the first nine months of 2002. The improvement was primarily attributable to manufacturing efficiencies and the favorable impact of the weaker U.S. dollar.

     Operating income for the first nine months of 2003 was $104.0 million compared with $111.0 million for the first nine months of 2002. Excluding the other operating gains and charges in each period mentioned above, operating income on a comparable basis was $105.5 million and $98.8 million for the first nine months of 2003 and 2002, respectively (see reconciliation below of non-GAAP financial measures). The higher comparable operating income for the first nine months of 2003 includes improved results in the Specialty Chemicals segment, partially offset by losses in the Industrial Chemicals segment and lower results in the Mineral Products segment.

     On a comparable basis, excluding the aforementioned other operating gains and charges, operating income for the Specialty Chemicals segment improved 31% to $97.8 million compared with $74.9 million in last year's first nine months. The improved results were primarily attributable to the personal care, pharmaceutical and beverage product lines, mainly due to manufacturing efficiencies, higher unit volumes, lower operating expenses and the favorable impact of the weaker U.S. dollar, partially offset by lower pricing. The improved results in Specialty Chemicals were adversely impacted by the lack of sales to Polaroid.

     The Industrial Chemicals segment recorded an operating loss of $5.3 million in the first nine months of 2003 compared with operating income of $5.2 million in the first nine months of 2002. The results were mainly attributable to lower pricing and to the adverse impact of the stronger Euro on European-based manufacturing costs and higher energy costs, partially offset by manufacturing efficiencies.

     Operating income for the Mineral Products segment decreased by $6.2 million (34%) to $12.2 million in the first nine months of 2003 due to unfavorable manufacturing costs, primarily as a result of higher energy costs, as well as lower pricing.

     Selling, general and administrative expenses for the first nine months of 2003 increased by 3.5% to $131.1 million from $126.6 million in the same period last year as a result of higher administrative and distribution costs, mainly due to the weaker U.S. dollar. Selling, general and administrative expenses as a percentage of sales were reduced to 19.4% compared with 19.7% in last year's first nine months.

     Interest expense for the first nine months of 2003 was $57.8 million compared with $64.6 million for the same period last year. The $6.8 million (11%) decrease was primarily due to lower average interest rates ($3.8 million impact), as well as lower average borrowings ($3.0 million impact). Investment income in the first nine months of 2003 was $21.5 million compared with $26.7 million in the same period last year, with the decrease resulting mainly from unrealized losses on securities, partially offset by higher realized gains. Other expense, net, for the first nine months of 2003 was $2.1 million compared with $6.6 million in last year's first nine months, with the lower expense due primarily to favorable foreign exchange.


Business Segment Review

     A discussion of operating results for each of our business segments follows. We operate our business through three reportable business segments:
Specialty Chemicals; Industrial Chemicals; and Mineral Products. As discussed above, we changed the composition of our reportable segments, effective January 1, 2003. Sales and operating income by business segment for the first nine months of 2002 have been restated to conform to the 2003 presentation. See also
Note 9 to consolidated financial statements.

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

                                                           First Nine Months
                                                         ----------------------
                                                            2002         2003
                                                         ---------    ---------
                                                                (Millions)
Reconciliation of non-GAAP financial measures:

Operating income per GAAP............................... $   111.0    $   104.0
Non-GAAP adjustments:
     Less: Other operating (gains) charges(1)...........     (12.2)         1.5
                                                         ---------    ---------
Operating income, as adjusted........................... $    98.8    $   105.5
                                                         =========    =========

Supplemental Business Segment Information:

Operating income:
     Operating income per GAAP - Specialty Chemicals.... $    87.1    $    96.7
     Non-GAAP adjustments (1)...........................     (12.2)         1.1
                                                         ---------    ---------
     Operating income - Specialty Chemicals as adjusted. $    74.9    $    97.8
                                                         =========    =========

     Operating income per GAAP - Industrial Chemicals... $     5.2    $    (5.3)
     Non-GAAP adjustments (1)...........................         -          0.2
                                                         ---------    ---------
     Operating income - Industrial Chemicals as adjusted $     5.2    $    (5.1)
                                                         =========    =========

     Operating income per GAAP - Mineral Products....... $    18.4    $    12.2
     Non-GAAP adjustments (1)...........................         -          0.2
                                                         ---------    ---------
     Operating income - Mineral Products as adjusted.... $    18.4    $    12.4
                                                         =========    =========

     Total segment operating income as adjusted......... $    98.5    $   105.1
     Unallocated corporate office per GAAP..............       0.3          0.4
                                                         ---------    ---------
     Operating income, as adjusted...................... $    98.8    $   105.5
                                                         =========    =========

(1) Non-GAAP adjustments in the first nine months of 2003 represent an other operating charge of $1.5 million for stock option payments related to ISP's going private transaction, which is also presented by business segment. In the first nine months of 2002, non-GAAP adjustments included other operating gains of $2.8 million for a contract termination related to the sale of our company's FineTech business, a gain of $5.5 million on the sale of the FineTech business and a $3.9 million gain from the settlement of a manufacturing and supply agreement with a customer of the fine chemicals product line. All non-GAAP adjustments for the first nine months of 2002 related to the Specialty Chemicals business segment.

Specialty Chemicals

     Sales in the first nine months of 2003 were $470.4 million compared with $455.6 million for the same period last year, while operating income for the first nine months of 2003 increased by 11% to $96.7 million from $87.1 million in last year's first nine months. The 3% increase in sales was attributable to the favorable effect of the weaker U.S. dollar ($22.3 million) and higher unit volumes in the pharmaceutical, food and beverage product lines (totaling $14.2 million). Partially offsetting these sales increases were lower unit volumes ($16.2 million) in the fine chemicals product line, primarily as a result of the loss of sales due to the termination of the supply and license agreement with Polaroid ($7.3 million), and unfavorable pricing ($4.2 million), primarily in the personal care product line in both the skin care (sunscreens markets)and hair care (styling gel/lotion markets). Favorable pharmaceutical volumes were primarily attributable to strong growth in the excipients markets (Plasdones for tablet binders and Polyplasdones for tablet disintegrants), as well as the denture adhesives market, while higher food volumes resulted from the Germinal acquisition in May 2003 (see Note 11 to consolidated financial statements).

     Excluding the other operating gains and charges discussed above, operating income for the Specialty Chemicals segment increased by 31% for the first nine months of 2003 to $97.8 million compared with $74.9 million in last year's first nine months. The improvement resulted primarily from manufacturing efficiencies ($7.2 million), the favorable effect of the weaker U.S. dollar ($15.5 million), the impact of higher unit volumes in the pharmaceutical, food and beverage product lines (totaling $5.8 million) and lower operating expenses ($2.6 million), partially offset by unfavorable pricing ($4.2 million). The improved results for this segment were adversely impacted by the lower volumes in the fine chemicals product line ($5.2 million), mainly due to the loss of sales to Polaroid.

Industrial Chemicals

     Sales in the first nine months of 2003 were $128.6 million compared with $112.4 million in the first nine months of 2002. The 14% increase in sales was attributable to higher unit volumes ($11.7 million) and the favorable effect of the weaker U.S. dollar ($9.3 million), partially offset by the continuing adverse effect of unfavorable pricing ($4.9 million).

     The Industrial Chemicals segment recorded an operating loss of $5.3 million in the first nine months of 2003, compared with operating income of $5.2 million in the first nine months of 2002. The unfavorable results for this business have been adversely impacted by the stronger Euro on European-based manufacturing costs. The unfavorable results also included higher energy costs and operating expenses ($7.4 million) and unfavorable pricing ($4.9 million), partially offset by manufacturing efficiencies ($4.9 million) and the impact of higher volumes ($2.2 million).

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

Mineral Products

     Sales for the Mineral Products segment for the first nine months of 2003 were $78.3 million compared with $74.3 million for the first nine months of 2002. The 5% increase was due to higher unit volumes ($6.1 million) and included $2.7 million (16%) in higher third party sales and $1.3 million (2%) in higher sales to Building Materials Corporation of America, an affiliate, which we refer to as BMCA.

     Operating income for the first nine months of 2003 was $12.2 million compared with $18.4 million for the first nine months of 2002. The $6.2 million (34%) decrease in operating income was due to unfavorable manufacturing costs, primarily as a result of higher energy costs and, to a lesser extent, unfavorable pricing ($2.1 million).


LIQUIDITY AND FINANCIAL CONDITION

Cash Flow and Cash Position

     During the first nine months of 2003, our net cash flow before financing activities was $193.1 million and included $187.6 million of cash generated from operations, the reinvestment of $49.7 million for capital programs and the acquisition of Germinal S.A. (see Note 11 to consolidated financial statements) and $55.1 million of cash generated from net sales of available-for-sale securities.

     Cash generated from operations in the first nine months of 2003 of $187.6 million included a $166.0 million net cash inflow related to net sales of trading securities. Cash utilized for related party transactions totaled $55.7 million (see discussion below of the going private transaction of our parent, ISP). Cash invested in additional working capital items totaled $37.1 million during the first nine months of 2003, including an $18.7 million increase in receivables as a result of higher sales, a $6.3 million increase in inventories and a $13.5 million decrease in payables and accrued liabilities, primarily related to payments of accrued interest.

     Net cash used in financing activities during the first nine months of 2003 totaled $135.1 million, primarily as a result of a $39.7 million decrease in short-term borrowings and loans to ISP totaling $95.3 million. During the first quarter of 2003, ISP completed a going private transaction whereby holders of ISP common stock received $10.30 per share in cash for each share of ISP common stock owned. The total consideration for the going private transaction of approximately $138.0 million was paid out of our funds. Pursuant to five loan agreements with our wholly owned subsidiary, ISP Investco LLC, which we refer to as ISP Investco, and its wholly owned subsidiary, ISP Ireland, ISP borrowed a total of $94.0 million. The loans have various maturity dates to March 2006 and accrue interest at a fixed rate of 1.65% per annum. In addition, in connection with the going private transaction, ISP Investco paid down $43.8 million of its intercompany payables to ISP. Cash provided from financing activities also includes a $1.5 million capital contribution from ISP for the payment of stock option terminations related to ISP's going private transaction.

     As a result of the foregoing factors, cash and cash equivalents increased by $61.1 million during the first nine months of 2003 to $96.1 million. In addition, the consolidated balance sheet includes $316.8 million of trading and available-for-sale securities.

Current Maturities of Long-Term Debt

     As of September 28, 2003, our current maturities of long-term debt, scheduled to be repaid during the twelve month period ended September 2004, totaled $2.7 million, including $2.3 million related to the term loan under our senior credit facilities.

Freetown Facility

     As part of our acquisition of our Freetown, Massachusetts plant in 1998, we entered into a multi-year agreement to supply the imaging dyes and polymers used by Polaroid in its instant film business. In October 2001, Polaroid filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In the third quarter of 2002, the majority of Polaroid's assets were acquired by a new owner, and the new owner did not assume our long-term supply contract with Polaroid. These events negatively impacted the sale of our fine chemicals products and reduced the utilization of our Freetown plant. We have since increased the utilization of the Freetown facility, primarily from additional production of personal care products.

     An operating lease related to equipment at the Freetown facility was entered into as part of a 1998 sale-leaseback transaction. The lease had an initial term of four years and, at our option, up to three one-year renewal periods. The first renewal term commenced during the first quarter of 2002. The lease provides for a substantial guaranteed payment by us, adjusted at the end of each renewal period, and includes purchase and return options at fair market values determined at the inception of the lease. We have the right to exercise a purchase option with respect to the leased equipment, or the equipment can be returned to the lessor and sold to a third party. We are obligated to pay a maximum guaranteed payment amount upon the return of the equipment, currently $32.6 million, reduced by 50% of any proceeds from the subsequent sale of the equipment in excess of $4.8 million.

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

     In May 2003, we entered into a long-term contract with BMCA to supply BMCA and its subsidiaries substantially all of their colored roofing granules and algae-resistant granules requirements, except for the requirements of certain of their roofing plants that are supplied by third parties. The contract includes pricing discounts based on volume purchase targets, which, if the highest discount levels are reached over the term of the contract, could adversely impact gross margins for the Mineral Products segment. Our supply arrangements with BMCA and its subsidiaries are at prices and on terms that we believe are no less favorable to it than could be obtained from an unaffiliated third party.

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

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 for both annual and interim reporting periods by requiring disclosures in a tabular format to reconcile net income as reported to pro forma net income as if the fair value method was used. Certain of the disclosure modifications required for fiscal years ending after December 15, 2002 were disclosed in our 2002 Form 10-K. However, as discussed above, with the completion of the going private transaction by ISP in February 2003, our stock-based compensation plans were terminated and payments were made in accordance with the terms of the merger agreement. Therefore, the provisions of SFAS No. 148 are no longer applicable to us as it relates to those plans. In addition, we currently account for incentive units granted to our eligible employees pursuant to ISP's 2000 Long-Term Incentive Plan and 2003 Executive Long-Term Incentive Plan under the accounting prescribed by FASB Interpretation No. 28, which we refer to as FIN 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option and Award Plans," which requires an entity to measure compensation as the amount by which the Book Value of the incentive units covered by the grant exceeds the option price or value specified of such incentive units at the date of grant. Changes, either increases or decreases, in the Book Value of those incentive units between the date of grant and the measurement date result in a change in the measure of compensation for the right or award. We expect to continue to account for our long-term incentive units under the accounting prescribed by FIN 28 and have adopted the additional disclosure provisions of SFAS No. 148. Since compensation expense related to such incentive units is included in the actual consolidated statements of operations, our pro forma net income under SFAS No. 123 would have been the same as actual net income.

    In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies the requirements for a guarantor's accounting for and disclosures of certain guarantees issued and outstanding. The provisions of FIN 45 apply to guarantee contracts that contingently require the guarantor to make payments (in cash, financial instruments, other assets, shares of stock or provision of services) to the guaranteed party for guarantees such as a financial standby letter of credit, a market value guarantee on either a financial or nonfinancial asset owned by the guaranteed party and a guarantee of the collection of the scheduled contractual cash flows from financial assets held by a special-purpose entity. FIN 45 also applies to indemnification contracts and indirect guarantees of indebtedness of others. The requirements of FIN 45 for the initial recognition and measurement of the liability for a guarantor's obligations are to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. We currently do not have any guarantees, indemnification contracts or indirect guarantees of indebtedness of others that would be subject to the initial recognition and measurement provisions of FIN 45. The 10 1/4% Senior Subordinated Notes due 2011 of ISP Chemco Inc., our wholly owned subsidiary, that were issued in November 2001, are guaranteed by all of ISP Chemco's domestic subsidiaries, other than certain immaterial subsidiaries and our accounts receivable financing subsidiary.

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." In accordance with FIN 46, a variable interest entity will be consolidated if either the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or as a group, the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: (1) the direct or indirect ability to make decisions about an entity's activities; (2) the obligation to absorb the expected losses of the entity if they occur; (3) the right to receive the expected residual returns of the entity if they occur. All companies with variable interests in variable interest entities created after January 31, 2003 shall apply the provisions of FIN 46 immediately. A public entity with a variable interest in a variable interest entity created before February 1, 2003 shall apply the provisions of FIN 46 to that entity no later than the beginning of the first interim or annual reporting period ending after December 15, 2003, if such entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46. We do not have an interest in a variable interest entity. Therefore, the adoption of FIN 46 does not currently have an impact on our consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 will not have an immediate impact on our consolidated financial statements.

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

                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

     Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 for a discussion of "Market-Sensitive Instruments and Risk Management." As of December 31, 2002, equity-related financial instruments employed by us to reduce market risk included long contracts valued at $3.9 million and short contracts valued at $0.4 million. At September 28, 2003, the value of long contracts was $103.1 million and the value of short contracts was $71.7 million. Such instruments are marked-to-market each month, with unrealized gains and losses included in the results of operations. The unrealized losses on equity-related long contracts at December 31, 2002 and September 28, 2003 was $(145,000) and $(1,615,000), respectively, and the unrealized gains on equity-related short contracts was $6,000 and $2,882,000 at December 31, 2002 and September 28, 2003, respectively.



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

                                     PART II


                                OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

     Exhibit Number
     --------------
     31.1 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1  Certification of CEO and CFO pursuant to 18 U.S.C. Section
           1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K filed during the current quarter:

    (1) The Company filed a report on Form 8-K, dated August 1, 2003, reporting an event under Items 7 and 12 thereof. The information set forth in Item 12 of that Form 8-K was furnished to the Securities and Exchange Commission and not "filed" pursuant to
          Section 18 of the Securities Exchange Act of 1934, as amended.

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             INTERNATIONAL SPECIALTY HOLDINGS INC.




DATE:  November 11, 2003       BY:  /s/Neal E. Murphy
       -----------------            -----------------

                                    Neal E. Murphy
                                    Senior Vice President and
                                      Chief Financial Officer
                                    (Principal Financial Officer)


DATE:  November 11, 2003       BY:  /s/Kenneth M. McHugh
       -----------------            --------------------

                                    Kenneth M. McHugh
                                    Vice President and Controller
                                    (Principal Accounting Officer)