Form 10-Q
period 2004-04-04
INTERNATIONAL SPECIALTY HOLDINGS INC
filed 2004-05-19
CIK 1157303

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
  /X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended APRIL 4, 2004

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

     As of May 18, 2004, 100 shares of the registrant's common stock (par value $.001 per share) were outstanding. There is no trading market for the common stock of the registrant. No shares of the registrant were held by non-affiliates.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS



                     INTERNATIONAL SPECIALTY HOLDINGS INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                      QUARTER ENDED
                                                   ---------------------
                                                    APRIL 4,   MARCH 30,
                                                     2004        2003
                                                   ---------  ----------
                                                         (THOUSANDS)

Net sales........................................  $ 266,895  $  232,576
Cost of products sold............................   (168,815)   (152,593)
Selling, general and administrative..............    (49,040)    (43,734)
Other operating charges..........................          -      (1,451)
Amortization of intangible assets................        (72)       (144)
                                                   ---------  ----------
Operating income.................................     48,968      34,654
Interest expense.................................    (19,821)    (19,850)
Investment income, net...........................     16,278      20,875
Other expense, net...............................     (1,808)     (1,382)
                                                   ---------  ----------
Income before income taxes and cumulative effect
  of change in accounting principle..............     43,617      34,297
Income taxes.....................................    (14,829)    (11,655)
                                                   ---------  ----------
Income before cumulative effect of change in
  accounting principle...........................     28,788      22,642

Cumulative effect of change in accounting
  principle, net of income tax benefit of $600...          -      (1,021)
                                                   ---------  ----------
Net income.......................................  $  28,788  $   21,621
                                                   =========  ==========















      The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                           APRIL 4,   DECEMBER 31,
                                                             2004         2003
                                                         ------------ -----------
                                                                (THOUSANDS)
ASSETS
Current Assets:
  Cash and cash equivalents..........................    $  181,033   $  157,637
  Investments in trading securities..................        41,438      126,307
  Investments in available-for-sale securities.......       160,311       42,165
  Accounts receivable, trade, less allowance of
     $5,819 and $5,848 at April 4, 2004 and
     December 31, 2003, respectively.................       116,497       86,921
  Accounts receivable, other.........................        27,222       20,627
  Receivables from related parties...................        17,474       13,384
  Inventories........................................       186,236      187,805
  Deferred income tax assets.........................        25,598       25,701
  Prepaid expenses...................................         6,711        5,831
                                                         ----------   ----------
    Total Current Assets.............................       762,520      666,378
Property, plant and equipment, net...................       583,353      580,821
Goodwill, net of accumulated amortization of $180,486       334,944      331,101
Intangible assets, net of accumulated amortization of
  $1,222 and $1,150 at April 4, 2004 and December 31,
  2003, respectively.................................        19,369        8,866
Long-term loans receivable from related parties......       135,028      126,777
Other assets.........................................        64,754       61,786
                                                         ----------   ----------
Total Assets.........................................    $1,899,968   $1,775,729
                                                         ==========   ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Short-term debt....................................    $   43,929   $       68
  Current maturities of long-term debt...............         2,867        2,722
  Accounts payable...................................        76,928       56,199
  Accrued liabilities................................        77,957       91,032
  Income taxes payable...............................        28,896       33,978
                                                         ----------   ----------
    Total Current Liabilities........................       230,577      183,999
                                                         ----------   ----------
Long-term debt less current maturities...............       851,501      820,473
                                                         ----------   ----------
Deferred income tax liabilities......................       104,135       88,504
                                                         ----------   ----------
Other liabilities....................................       126,013      123,940
                                                         ----------   ----------
Shareholder's Equity:
  Common stock, $.001 par value per share;
    100 shares issued and outstanding................             -            -
  Additional paid-in capital.........................       642,267      642,267
  Accumulated deficit................................       (56,174)     (84,962)
  Accumulated other comprehensive income.............         1,649        1,508
                                                         ----------   ----------
    Total Shareholder's Equity.......................       587,742      558,813
                                                         ----------   ----------
Total Liabilities and Shareholder's Equity...........    $1,899,968   $1,775,729
                                                         ==========   ==========



      The accompanying Notes to Consolidated Financial Statements are an
                        integral part of these statements.

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 QUARTER ENDED
                                                               ------------------
                                                               APRIL 4,  MARCH 30,
                                                                 2004      2003
                                                               --------  ---------
                                                                   (THOUSANDS)
Cash provided by (used in) operating activities:
  Net income.................................................  $ 28,788   $21,621
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Cumulative effect of change in accounting principle....         -     1,021
      Depreciation...........................................    15,798    14,847
      Amortization of intangible assets......................        72       144
      Deferred income taxes..................................    11,736     8,000
      Unrealized losses (gains) on trading securities........    37,445   (14,018)
  Increase in working capital items..........................   (24,899)  (20,073)
  Purchases of trading securities............................  (191,261) (146,698)
  Proceeds from sales of trading securities..................   238,685    42,242
  Proceeds (repayments) from sale of accounts receivable.....     2,877    (1,339)
  Change in receivable from/payable to related parties.......    (4,090)  (48,832)
  Other, net.................................................       243       219
                                                               --------  --------
Net cash provided by (used in) operating activities..........   115,394  (142,866)
                                                               --------  --------
Cash provided by (used in) investing activities:
  Capital expenditures and acquisitions......................   (40,285)   (9,657)
  Purchases of available-for-sale securities.................  (159,413)  (28,504)
  Proceeds from sales of available-for-sale securities.......    42,767    58,669
                                                               --------  --------
Net cash provided by (used in) investing activities..........  (156,931)   20,508
                                                               --------  --------
Cash provided by (used in) financing activities:
  Net increase in short-term debt............................    43,861   204,020
  Proceeds from issuance of debt.............................    31,188         -
  Repayments of long-term debt...............................      (692)     (128)
  Increase in loans to related parties.......................    (8,251)  (94,020)
  Debt issuance costs........................................      (850)        -
  Capital contribution from parent company...................         -     1,451
                                                               --------  --------
Net cash provided by financing activities....................    65,256   111,323
                                                               --------  --------
Effect of exchange rate fluctuations on cash and
  cash equivalents...........................................      (323)    1,424
                                                               --------  --------
Net change in cash and cash equivalents......................    23,396    (9,611)
Cash and cash equivalents, beginning of period...............   157,637    35,060
                                                               --------  --------
Cash and cash equivalents, end of period.....................  $181,033  $ 25,449
                                                               ========  ========


      The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

                                                                QUARTER ENDED
                                                            --------------------
                                                            APRIL 4,   MARCH 30,
                                                               2004       2003
                                                            ---------  ---------
                                                                 (THOUSANDS)

Supplemental Cash Flow Information:

  Cash paid during the period for:
    Interest (net of amount capitalized).................   $ 25,893    $ 23,965
    Income taxes (including taxes paid pursuant to the
       Tax Sharing Agreement)............................      5,210       3,954

Acquisition of Red Carnation Gums Limited:
    Estimated fair market value of assets acquired.......   $  6,938
    Purchase price of acquisition........................      5,226
                                                            --------
    Liabilities assumed..................................   $  1,712
                                                            ========

Acquisition of Biochema Schwaben, net of $764 cash acquired:
    Estimated fair market value of assets acquired.......   $ 14,818
    Purchase price of acquisition........................     13,915
                                                            --------
    Liabilities assumed..................................   $    903
                                                            ========

Acquisition of Hallcrest Limited:
    Estimated fair market value of assets acquired.......   $  7,651
    Purchase price of acquisition........................      7,125
                                                            --------
    Liabilities assumed..................................   $    526
                                                            ========



















      The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


     The consolidated financial statements for International Specialty Holdings Inc. (the "Company") reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company and its consolidated subsidiaries at April 4, 2004, and the results of operations and cash flows for the quarterly periods ended April 4, 2004 and March 30, 2003, each period beginning on January 1. All adjustments are of a normal recurring nature. Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the "2003 Form 10-K").


NOTE 1.  AMENDED AND RESTATED SENIOR CREDIT FACILITIES

     On April 2, 2004, the Company's wholly owned subsidiary, ISP Chemco Inc. ("ISP Chemco"), and three of its wholly owned subsidiaries, amended and restated its June 2001 $450.0 million senior secured credit facilities (the "Senior Credit Facilities"). The Senior Credit Facilities provide a $250.0 million term loan with a maturity in March 2011, which replaces the $225.0 million term loan that was due to mature in June 2008. In connection therewith, the Company borrowed an additional $31.2 million to bring the outstanding balance of the term loan to $250.0 million. The Senior Credit Facilities reduced the margin-based interest rate for term loan borrowings and amended financial covenant ratios, including the elimination of the minimum adjusted net worth covenant.

     On April 15, 2004, the $225.0 million revolving credit facility under the Senior Credit Facilities, which was to terminate in June 2006, was reduced to $200.0 million, including a borrowing capacity not in excess of $50.0 million for letters of credit, and the maturity was extended to April 15, 2009. In addition, the margin-based interest rate for revolving credit borrowings was reduced.


NOTE 2.  ACQUISITIONS

     During the first quarter of 2004, ISP Chemco completed three acquisitions in Europe to further enhance the Company's global specialty chemicals business. In February 2004, ISP Chemco acquired the assets and business of UK-based Red Carnation Gums Limited ("RCG"), a manufacturer of emulsifiers, stabilizers and gelling systems for food and oral care markets. The purchase price of $5.2 million in cash was allocated on a preliminary basis to the estimated fair value of the identifiable assets acquired. The results of RCG are included in the Company's results of operations from the date of acquisition.

     On March 9, 2004, ISP Chemco acquired the assets and business of Germany-based Biochema Schwaben, a formulator of preservatives and biocides with applications in industrial and personal care markets, primarily in printing, paints and coatings, polymer emulsions, skin care and hair care markets. The purchase price of $13.9 million in cash, net of $0.8 million cash acquired, was allocated on a preliminary basis to the estimated fair value of the identifiable assets acquired. The Company is in the process of

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 2. ACQUISITIONS - (CONTINUED)

evaluating the fair value of the net assets acquired and, therefore, the purchase price allocation is subject to refinement. The results of Biochemca Schwaben are included in the Company's results of operations from the date of acquisition.

     On March 31, 2004, ISP Chemco acquired the assets and business of UK-based Hallcrest Limited and its U.S. affiliate ("Hallcrest"), a manufacturer and marketer of custom microencapsulation and liquid crystal technologies for the personal care, home care, oral care and food industries. The purchase price of $7.1 million in cash was allocated on a preliminary basis to the estimated fair value of the identifiable assets acquired, and the excess of $3.9 million was recorded as goodwill. The Company is in the process of evaluating the fair value of the net assets acquired and, therefore, the purchase price allocation is subject to refinement.


NOTE 3.  NEW ACCOUNTING STANDARDS

     In December 2003, the Financial Accounting Standards Board issued a revised FASB Interpretation ("FIN") No. 46R, "Consolidation of Variable Interest Entities," replacing FIN 46 which had originally been issued in January 2003. FIN No. 46R addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. The Company will be required to apply FIN 46R to variable interests in variable interest entities created after December 31, 2003. The effective dates of FIN 46R for public enterprises vary based on the type of variable interest entity and whether FIN 46 was applied to a variable interest entity prior to the effective date of FIN 46R. For any variable interest entities that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interest of the variable interest entities initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the variable interest entities. The Company does not currently have an interest in a variable interest entity. Therefore, FIN 46R will not have an immediate impact on the Company's consolidated financial statements.

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 4.  COMPREHENSIVE INCOME

                                                             Quarter Ended
                                                         --------------------
                                                         April 4,   March 30,
                                                           2004        2003
                                                         ---------  ---------
                                                              (Thousands)

Net income............................................   $  28,788   $ 21,621
                                                         ---------   --------
Other comprehensive income (loss), net of tax:
  Change in unrealized losses on
    available-for-sale securities:
  Unrealized holding gains (losses) arising during
    the period, net of income tax (provision)
    benefit of $28 and $5,584.........................         560    (13,054)
  Less:  reclassification adjustment for gains
    (losses) included in net income, net of income
    tax (provision) benefit of $344 and $(327)........        (624)     1,218
                                                         ---------  ---------
  Total change for the period.........................       1,184    (14,272)

  Foreign currency translation adjustment.............      (1,043)     1,476
                                                         ---------  ---------
Total other comprehensive income (loss)...............         141    (12,796)
                                                         ---------  ---------
Comprehensive income .................................   $  28,929  $   8,825
                                                         =========  =========

     Changes in the components of accumulated other comprehensive income for the quarter ended April 4, 2004 are as follows:


                                   Unrealized        Cumulative        Additional
                                 Gains (Losses)        Foreign          Minimum         Accumulated
                                 on Available-        Currency          Pension            Other
                                   for-Sale         Translation         Liability      Comprehensive
                                  Securities         Adjustment        Adjustment         Income
                                 --------------     ------------      ------------      -------------
                                                             (Thousands)
  Balance, December 31, 2003...  $  (1,405)         $   9,033         $  (6,120)         $   1,508
  Change for the period........      1,184             (1,043)                -                141
                                 ---------          ---------         ---------          ---------
  Balance, April 4, 2004.......  $    (221)         $   7,990         $  (6,120)         $   1,649
                                 =========          =========         =========          =========

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 5.  INVENTORIES

     Inventories comprise the following:

                                        April 4,      December 31,
                                          2004            2003
                                       ---------      ------------
                                              (Thousands)
     Finished goods................     $107,275        $113,227
     Work-in-process...............       34,417          36,415
     Raw materials and supplies....       44,544          38,163
                                        --------        --------
     Inventories...................     $186,236        $187,805
                                        ========        ========

     At April 4, 2004 and December 31, 2003, $66.9 and $62.7 million, respectively, of domestic inventories were valued using the LIFO method. If the FIFO inventory method had been used for these inventories, the value of inventories would have been $7.0 and $4.2 million higher at April 4, 2004 and December 31, 2003, respectively.


NOTE 6.  GOODWILL AND INTANGIBLE ASSETS

     The following schedule reconciles the changes in the carrying amount of goodwill, by business segment, for the quarter ended April 4, 2004.


                                         Specialty        Industrial         Mineral       Total
                                         Chemicals         Chemicals        Products      Goodwill
                                       -----------       -----------        ---------     ---------
                                                                 (Thousands)
   Balance, December 31, 2003........   $ 279,562        $        -         $  51,539     $ 331,101
   Acquisition of Hallcrest Limited..       3,905                 -                 -         3,905
   Translation adjustment............         (62)                -                 -           (62)
                                        ---------        ----------         ---------     ---------
   Balance, April 4, 2004............   $ 283,405        $        -         $  51,539     $ 334,944
                                        =========        ==========         =========     =========


     The following is information as of April 4, 2004 and December 31, 2003 related to the Company's acquired intangible assets. Amounts related to intangible assets acquired in 2004 (see Note 2) and the range of amortizable lives for those intangible assets are subject to change pending completion of a valuation of the fair value of the net assets acquired.

                     INTERNATIONAL SPECIALTY HOLDINGS INC.


                                                                        April 4, 2004             December 31, 2003
                                                  Range of      ---------------------------   ---------------------------
                                                Amortizable     Gross Carrying  Accumulated   Gross Carrying  Accumulated
                                                   Lives            Amount     Amortization       Amount     Amortization
                                                ------------    -------------  ------------   -------------  ------------
                                                                              (Dollars in Thousands)
  Intangible assets subject to amortization:
    Patents....................................  5- 20 years    $      669     $   (127)      $      669      $   (113)
    Formulations...............................  5- 10 years         2,802            -                -             -
    Unpatented technology......................  10-15 years         1,700            -                -             -
    Customer base..............................  10-15 years         1,786            -                -             -
    Non-compete agreements.....................   2- 5 years         3,419       (1,021)           1,571          (971)
    EPA registrations..........................      5 years           166          (74)             166           (66)
                                                                ----------     --------       ----------      --------
      Total amortizable intangible assets......                     10,542       (1,222)           2,406        (1,150)
                                                                ----------     --------       ----------      --------
  Intangible assets not subject to amortization:
    Trademarks.................................                      5,401            -            2,962             -
    EPA registrations..........................                      4,648            -            4,648             -
                                                                ----------     --------       ----------      --------
      Total unamortized intangible assets......                     10,049            -            7,610             -
                                                                ----------     --------       ----------      --------

  Total intangible assets......................                 $   20,591     $ (1,222)      $   10,016      $ (1,150)
                                                                ==========     ========       ==========      ========


        Estimated amortization expense:
        Year ended December 31,                                                      (Thousands)
                                                                                     -----------

        2004..............................................................          $   1,056
        2005..............................................................              1,313
        2006..............................................................              1,313
        2007..............................................................              1,049
        2008..............................................................              1,049



NOTE 7.  ASSET RETIREMENT OBLIGATIONS

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. SFAS No. 143 establishes accounting and reporting standards for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset. The Company holds long-lived assets that have legal obligations associated with their retirement. These assets include deep wells that require capping, minerals quarries that require reclamation and other plant assets subject to certain environmental regulations. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation ("ARO") be recognized in the period in which it is incurred. Upon initial recognition of such liability, an entity must capitalize the asset retirement cost by increasing the carrying amount of the related long-lived asset and subsequently depreciating the asset retirement cost over the useful life of the related asset. Subsequent to the initial measurement of the ARO, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. If the obligation is settled for other than the carrying amount of the liability, the Company would then recognize a gain or loss on settlement. As a result of adopting SFAS No. 143, effective January 1, 2003, the Company recognized an after-tax charge of $1.0 million ($1.6 million before an income tax benefit of $0.6 million) as the cumulative effect of a change in accounting principle, and recorded an ARO of $1.9 million and a net increase in property, plant and equipment of $0.3 million.

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 8.  OTHER OPERATING CHARGES

     In February 2003, the Company's parent company, International Specialty Products Inc., completed a going private transaction. As a result, the Company's stock-based compensation plans were terminated and payments were made in accordance with the terms of that transaction. Accordingly, holders of approximately 2.7 million vested, in-the-money stock options outstanding and exercisable on February 28, 2003 received cash amounts aggregating $1.5 million that were recorded as compensation expense in the first quarter of 2003.


NOTE 9.  BENEFIT PLANS

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

     The Company's net periodic pension cost for the first quarter of 2004 and 2003 for the Hourly Retirement Plan and the ISP Marl Plan included the following components:


                                                               Hourly Retirement Plan            ISP Marl Plan
                                                             --------------------------     --------------------------
                                                                  Quarter Ended                  Quarter Ended
                                                             --------------------------     --------------------------
                                                             April 4,         March 30,     April 4,         March 30,
                                                               2004            2003           2004            2003
                                                             --------       -----------     --------         ---------
                                                                                   (Thousands)
   Service cost.............................                  $    69       $     60         $   23          $   20
   Interest cost............................                      523            525             48              39
   Expected return on plan assets...........                     (736)          (716)             -               -
   Amortization of actuarial losses.........                      126             98              -               -
   Amortization of unrecognized prior
     service cost...........................                       60             69              1               1
                                                              -------       --------         ------          ------
   Net periodic pension cost................                  $    42       $     36         $   72          $   60
                                                              =======       ========         ======          ======



   Postretirement Medical and Life Insurance

     The Company generally does not provide postretirement medical and life insurance benefits, although it subsidizes such benefits for certain employees and certain retirees.

     The net periodic postretirement benefit cost for the first quarter of 2004 and 2003 included the following components:

                     INTERNATIONAL SPECIALTY HOLDINGS INC.


                                                                         Quarter Ended
                                                                    ------------------------
                                                                    April 4,       March 30,
                                                                      2004           2003
                                                                    -------        ---------
                                                                          (Thousands)
         Service cost..........................................     $   26           $   32
         Interest cost.........................................        131              156
         Amortization of actuarial losses......................          -                7
         Amortization of unrecognized prior service cost.......        (71)             (71)
                                                                    ------           ------
         Net periodic postretirement benefit cost..............     $   86           $  124
                                                                    ======           ======


NOTE 10.  BUSINESS SEGMENT INFORMATION

                                                                Quarter Ended
                                                             ---------------------
                                                             April 4,    March 30,
                                                               2004        2003
                                                             ---------   ---------
                                                                  (Thousands)
Net sales:
  Specialty Chemicals.....................................   $ 186,169   $ 157,913
  Industrial Chemicals....................................      48,688      49,136
  Mineral Products (1)....................................      32,038      25,527
                                                             ---------   ---------
Net sales.................................................   $ 266,895   $ 232,576
                                                             =========   =========
Operating income:
  Specialty Chemicals ....................................   $  46,194   $  33,243
  Industrial Chemicals....................................         239      (2,728)
  Mineral Products........................................       2,414       3,998
                                                             ---------   ---------
  Total segment operating income..........................      48,847      34,513
  Unallocated corporate office............................         121         141
                                                             ---------    --------
Total operating income....................................      48,968      34,654
Interest expense, investment income and other, net........      (5,351)       (357)
                                                             ---------   ---------
Income before income taxes and cumulative effect of
   change in accounting principle.........................   $  43,617   $  34,297
                                                             =========   =========


 (1) Includes sales to Building Materials Corporation of America, an affiliate, and its subsidiaries, of $24.2 and $19.7 million for the first quarter of 2004 and 2003, respectively.

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 11.  CONTINGENCIES

     For information regarding contingencies, reference is made to Note 21 to consolidated financial statements contained in the 2003 Form 10-K.

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

     While the Company cannot predict whether adverse decisions or events can occur in the future, in the opinion of the Company's management, the resolution of the Environmental Claims should not be material to the business, liquidity, results of operations, cash flows or financial position of the Company. However, adverse decisions or events, particularly as to increases in remedial costs, discovery of new contamination, assertion of natural resource damages, plans for development of the Company's Linden, New Jersey property, and the liability and the financial responsibility of the Company's insurers and of the other parties involved at each site and their insurers, could cause the Company to increase its estimate of its liability or decrease its estimate of insurance recoveries in respect of those matters. It is not currently possible to estimate the amount or range of any additional liability.

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

     On September 15, 1997, G-I Holdings received a notice from the Internal Revenue Service ("IRS") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which G-I Holdings held an interest. On September 21, 2001, the IRS filed a proof of claim with respect to such deficiency in the G-I Holdings bankruptcy against G-I Holdings and ACI Inc., a subsidiary of G-I

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

Holdings which also held an interest in the surfactants partnership and also has filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. If the proof of claim is sustained, ISP and/or certain of its subsidiaries together with G-I Holdings and several current and former subsidiaries of G-I Holdings would be severally liable for taxes and interest in the amount of approximately $285 million, computed as of April 4, 2004. On May 7, 2002, G-I Holdings, together with ACI Inc., filed an objection to the proof of claim, which objection will be heard by the United States District Court for the District of New Jersey overseeing the G-I Holdings bankruptcy. G-I Holdings has advised the Company that it believes that it will prevail in this tax matter involving the surfactants partnership, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position or results of operations. For additional information relating to G-I Holdings, reference is made to Notes 8 and 21 to consolidated financial statements contained in the 2003 Form 10-K.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Unless otherwise indicated by the context, "we," "us" and "our" refer to International Specialty Holdings Inc. and its consolidated subsidiaries.


CRITICAL ACCOUNTING POLICIES

     There have been no significant changes in our critical accounting policies during the first quarter of 2004. For a discussion of our critical accounting policies, reference is made to the "- Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.


RESULTS OF OPERATIONS - FIRST QUARTER 2004 COMPARED WITH
                        FIRST QUARTER 2003

     Overview

     We recorded net income of $28.8 million for the first quarter of 2004 compared with net income of $21.6 million in the first quarter of 2003. The improved results for the first quarter of 2004 were attributable to significantly higher operating income, partially offset by lower investment income. First quarter 2003 results included a $1.0 million after-tax charge for the cumulative effect of a change in accounting principle from the adoption of Statement of Financial Accounting Standards, which we refer to as "SFAS," No. 143, "Accounting for Asset Retirement Obligations."

     Net Sales. Net sales by business segment for the first quarter of 2004 and 2003 were:

                                                          Quarter Ended
                                                  ----------------------------
                                                    April 4,         March 30,
                                                      2004             2003
                                                  ----------         ---------
                                                           (Millions)
         Specialty chemicals....................  $   186.2          $   157.9
         Industrial chemicals...................       48.7               49.2
         Mineral products.......................       32.0               25.5
                                                  ---------          ---------
           Net sales............................  $   266.9          $   232.6
                                                  =========          =========

     Net sales for the first quarter of 2004 were $266.9 million compared with $232.6 million in the first quarter of 2003. The $34.3 million (15%) increase in sales resulted primarily from higher unit volumes in all product lines of the specialty chemicals segment (totaling $19.3 million) and in the mineral products segment ($7.4 million), partially offset by lower volumes in the industrial chemicals segment ($3.6 million). The favorable impact of the weaker U.S. dollar ($13.9 million), primarily in Europe, also benefited sales.

     Gross Margin. Our gross margin in the first quarter of 2004 was 36.7% compared with 34.4% in the first quarter of 2003. The gross margin for the specialty chemicals segment increased to 45.4% in the first quarter of 2004 from 43.9% in the same period of 2003 as a result of the favorable impact of higher volumes and the weaker U.S. dollar, partially offset by higher manufacturing costs ($4.4 million). The overall improved margin was adversely impacted by a lower margin for the mineral products segment, which decreased to 21.3% from 27.2% in the first quarter of 2003 as a result of unfavorable pricing in connection with a long-term customer supply contract entered into in the second quarter of 2003.

     Selling, General and Administrative. Selling, general and administrative expenses increased 12% in the first quarter of 2004 to $49.0 million from $43.7 million in the first quarter of 2003, however, as a percent of sales, decreased to 18.4% from 18.8% in the first quarter of 2003. The increase in selling, general and administrative expenses in the first quarter of 2004 related primarily to higher selling and distribution costs as a result of the higher sales levels.

     Other operating charges. Other operating charges of $1.5 million in the first quarter of 2003 represented a charge for compensation expense for stock option payments related to ISP's going private transaction in February 2003.

     Operating Income. Operating income by business segment for the first quarter of 2004 and 2003 was:

                                                        Quarter Ended
                                                  ----------------------------
                                                   April 4,          March 30,
                                                     2004              2003
                                                  ---------          ---------
                                                           (Millions)
         Specialty chemicals....................  $    46.2          $    33.2
         Industrial chemicals...................        0.3               (2.7)
         Mineral products.......................        2.4                4.0
                                                  ---------          ---------
           Total segment operating income.......       48.9               34.5
         Unallocated corporate office items.....        0.1                0.2
                                                  ---------          ---------
           Operating income.....................  $    49.0          $    34.7
                                                  =========          =========

     Operating income for the first quarter of 2004 was $49.0 million compared with $34.7 million in the first quarter of 2003. Excluding the other operating charges discussed above, operating income increased 35% to $49.0 million from $36.2 million in the first quarter of 2003 (see "Non-GAAP Financial Measures" below).

     Operating income for the specialty chemicals segment was $46.2 million for the first quarter of 2004 compared with $33.2 million in the first quarter of 2003. On a comparable basis, excluding the aforementioned charges pertaining to specialty chemicals, operating income for the segment improved 35% to $46.2 million compared with $34.3 million in the first quarter of 2003. The improved results were primarily attributable to the personal care, performance chemicals, pharmaceutical and beverage product lines (up a combined $12.6 million), mainly due to the favorable effect of higher unit volumes partially offset by higher manufacturing costs. Operating income for the specialty chemicals segment in the first quarter of 2004 was also favorably impacted by the weaker U.S. dollar.

     The industrial chemicals segment recorded operating income of $0.3 million in the first quarter of 2004. Excluding the aforementioned other operating charges in the first quarter of 2003 pertaining to industrial chemicals, the operating loss in the first quarter of 2003 was $2.5 million. The improved results were attributable to an improved product mix and manufacturing efficiencies.

     Operating income for the mineral products segment was $2.4 million in the first quarter of 2004. On a comparable basis, excluding other operating charges in the first quarter of 2003 pertaining to mineral products, operating income was $4.2 million for the first quarter of 2003. The decline in operating income from the first quarter of 2003 was primarily due to higher operating expenses and lower pricing in connection with a long-term customer supply contract entered into in the second quarter of 2003.

     Interest Expense. Interest expense for the first quarter of 2004 was $19.8 million compared with $19.9 million in the same period in 2003. The lower interest expense was attributable to lower average borrowings ($0.4 million impact), offset by higher average interest rates.

     Investment Income. Investment income in the first quarter of 2004 was $16.3 million compared with $20.9 million in the first quarter of 2003. The lower investment income resulted from higher unrealized portfolio losses mostly offset by higher realized gains.

     Other Expense, net. Other expense, net, comprises foreign exchange gains/losses resulting from the revaluation of foreign currency-denominated accounts receivable and payable as a result of changes in exchange rates, and other nonoperating items of expense. Other expense, net, was $1.8 million in the first quarter of 2004 compared with $1.4 million in the first quarter of 2003. The higher expense in the first quarter of 2004 was due to unfavorable foreign exchange.

     Income Taxes. In the first quarter of 2004, we recorded a provision for income taxes of $14.8 million. Our effective tax rate for the first quarter of both 2004 and 2003 was 34.0%.

Business Segment Review

     A discussion of operating results for each of our business segments follows. We operate our business through three reportable business segments: specialty chemicals; industrial chemicals; and mineral products. The operating income for the first quarter of 2003 for each business segment discussed below is adjusted for the non-GAAP financial measures in the table below.

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

                                                              First Quarter
                                                         ----------------------
                                                            2004         2003
                                                         ---------    ---------
                                                               (Millions)
Reconciliation of non-GAAP financial measures:

Operating income per GAAP............................... $    49.0    $    34.7
Non-GAAP adjustments:
     Add: Other operating charges(1)....................         -          1.5
                                                         ---------    ---------
Operating income as adjusted............................ $    49.0    $    36.2
                                                         =========    =========

Supplemental Business Segment Information:
Operating income:
     Operating Income per GAAP - Specialty Chemicals.... $    46.2    $    33.2
     Non-GAAP adjustments (1)...........................         -          1.1
                                                         ---------    ---------
     Operating Income - Specialty Chemicals as adjusted. $    46.2    $    34.3
                                                         =========    =========

     Operating Income per GAAP - Industrial Chemicals... $     0.3    $    (2.7)
     Non-GAAP adjustments (1)...........................         -          0.2
                                                         ---------    ---------
     Operating Income - Industrial Chemicals as adjusted $     0.3    $    (2.5)
                                                         =========    =========


     Operating Income per GAAP - Mineral Products....... $     2.4    $     4.0
     Non-GAAP adjustments (1)...........................         -          0.2
                                                         ---------    ---------
     Operating Income - Mineral Products as adjusted.... $     2.4    $     4.2
                                                         =========    =========

     Total segment operating income as adjusted......... $    48.9    $    36.0
     Unallocated corporate office per GAAP..............       0.1          0.2
                                                         ---------    ---------
     Operating income as adjusted....................... $    49.0    $    36.2
                                                         =========    =========

   (1) Non-GAAP adjustments in the first quarter of 2003 represent an other operating charge of $1.5 million for stock option payments related to ISP's going private transaction, which is also presented by business segment.


Specialty Chemicals

     Sales in the first quarter of 2004 were $186.2 million compared with $157.9 million for the same period in 2003. The 18% increase in sales was attributable to higher unit volumes in all product lines (totaling $19.3 million). The personal care product line experienced strong volume growth in each of its hair care, skin care and oral care markets in all regions. In the food and performance chemicals product lines, new acquisitions (see "-Liquidity and Financial Condition" below), including Germinal S.A., which was acquired in the second quarter of 2003, contributed $3.2 million to sales in the first quarter of 2004. The favorable impact of the weaker U.S. dollar ($10.5 million), primarily in Europe, also benefited sales.

     Operating income for the specialty chemicals segment was $46.2 million for the first quarter of 2004 compared with $33.2 million in the first quarter of 2003. On a comparable basis, excluding the aforementioned charges pertaining to specialty chemicals, operating income for the segment improved 35% to $46.2 million compared with $34.3 million in the first quarter of 2003.

The improved results were primarily attributable to the personal care, performance chemicals, pharmaceutical and beverage product lines (up a combined $12.6 million) and were due to the favorable effect of higher unit volumes ($10.5 million), partially offset by higher manufacturing costs ($4.4 million) and increased operating expenses ($1.7 million) due to higher selling and distribution costs resulting from the higher sales levels. Operating income for the specialty chemicals segment in the first quarter of 2004 was also favorably impacted by the weaker U.S. dollar ($9.1 million).

Industrial Chemicals

     Sales in the first quarter of 2004 were $48.7 million compared with $49.2 million in the first quarter of 2003. The decrease in sales was attributable to lower unit volumes ($3.6 million), offset by the favorable effect of the weaker U.S. dollar ($3.4 million) and slightly unfavorable pricing.

     The industrial chemicals segment recorded operating income of $0.3 million in the first quarter of 2004. Excluding the aforementioned other operating charges in the first quarter of 2003 pertaining to industrial chemicals, the operating loss in the first quarter of 2003 was $2.5 million. The improved results were attributable to an improved product mix and lower energy costs (totaling $4.2 million), partially offset by the adverse impact of the stronger Euro on European-based manufacturing costs ($1.2 million).

Mineral Products

     Sales for the Mineral Products segment for the first quarter of 2004 were $32.0 million compared with $25.5 million for the first quarter of 2003. The 25% increase was due to higher unit volumes ($7.4 million) and included $2.0 million (35%) higher third party sales and $4.5 million (23%) higher sales to Building Materials Corporation of America, which we refer to as "BMCA," an affiliate. Partially offsetting the volume increases was lower pricing ($0.9 million) in connection with a long-term supply contract with BMCA that was entered into in the second quarter of 2003.

     Operating income for the mineral products segment was $2.4 million in the first quarter of 2004. On a comparable basis, excluding other operating charges in the first quarter of 2003 pertaining to mineral products, operating income was $4.2 million for the first quarter of 2003. The decline from the first quarter of 2003 was primarily due to higher operating expenses as a result of increased freight expense and due to the lower pricing discussed above.


LIQUIDITY AND FINANCIAL CONDITION

   Cash Flows and Cash Position

     During the first quarter of 2004, our net cash outflow before financing activities was $41.5 million, including $115.4 million of cash generated from operations offset by the reinvestment of $40.3 million for capital programs and acquisitions and $116.6 million of cash utilized for net purchases of available-for-sale securities.

     Operating Activities. Net cash generated from operating activities totaled $115.4 million for the first quarter of 2004, compared with cash used in operating activities in the first quarter of 2003 of $142.9 million. The variation in cash flows from operating activities was mainly attributable to activity related to purchases and sales of trading securities for our investment portfolio. In the first quarter of 2004, there was a cash inflow of $47.4 million from net sales of trading securities, while in the first quarter of 2003, there was a cash outflow of $104.5 million from net purchases of trading securities.

     Cash from operations for the first quarter of 2004 also included a cash investment of $24.9 million in additional working capital, including a $33.4 million increase in receivables as a result of higher sales, partially offset by a $5.6 million decrease in inventories and a $3.7 million net increase in payables and accrued liabilities. Operating activities also included a $4.1 million cash outflow from related party transactions, principally due to increased receivables from BMCA resulting from increased sales of mineral products to BMCA.

     Investing Activities. Net cash used in investing activities in the first quarter of 2004 totaled $156.9 million, primarily attributable to $116.6 million of cash used for net purchases of available-for-sale securities for our investment portfolio. Capital expenditures in the first quarter of 2004 were $14.0 million compared with $9.7 million in the first quarter of 2003.

     During the first quarter of 2004, our wholly owned subsidiary, ISP Chemco Inc., which we refer to as "ISP Chemco," completed three acquisitions in Europe to further enhance our global specialty chemicals business. In February 2004, ISP Chemco acquired the assets and business of UK-based Red Carnation Gums Limited ("RCG"), a manufacturer of emulsifiers, stabilizers and gelling systems for food and oral care markets. The purchase price was $5.2 million in cash.

     On March 9, 2004, ISP Chemco acquired the assets and business of Germany-based Biochema Schwaben, a formulator of preservatives and biocides with applications in industrial and personal care markets, primarily in printing, paints and coatings, polymer emulsions, skin care and hair care markets. The purchase price was $13.9 million in cash, net of $0.8 million cash acquired.

     On March 31, 2004, ISP Chemco acquired the assets and business of UK-based Hallcrest Limited and its U.S. affiliate ("Hallcrest"), a manufacturer and marketer of custom microencapsulation and liquid crystal technologies for the personal care, home care, oral care and food industries. The purchase price was $7.1 million in cash.

     Financing Activities. Net cash provided by financing activities in the first quarter of 2004 totaled $65.3 million and included $43.9 million from an increase in short-term borrowings and $31.2 million from a refinancing of ISP Chemco's senior secured credit facilities, partially offset by an increase of $8.3 million in loans to related parties.

    On April 2, 2004, ISP Chemco and three of its wholly owned subsidiaries amended and restated its June 2001 $450.0 million senior secured credit facilities, which we refer to as the "Senior Credit Facilities" in order to extend the term, increase future flexibility and reduce the effective interest rate on borrowings. The Senior Credit Facilities provide a $250.0 million term loan with a maturity in March 2011, which replaces the $225.0 million term loan that was due to mature in June 2008. In connection therewith, ISP Chemco borrowed an additional

$31.2 million to bring the outstanding balance of the term loan to $250.0 million. The Senior Credit Facilities reduced the margin-based interest rate for term loan borrowings and amended financial covenant ratios, including the elimination of the minimum adjusted net worth covenant.

     On April 15, 2004, the $225.0 million revolving credit facility under the Senior Credit Facilities, which was to terminate in June 2006, was reduced to $200.0 million, including a borrowing capacity not in excess of $50.0 million for letters of credit, and the maturity was extended to April 15, 2009. In addition, the margin-based interest rate for revolving credit borrowings was reduced.

     As a result of the foregoing factors, cash and cash equivalents increased by $23.4 million during the first quarter of 2004 to $181.0 million. In addition, the consolidated balance sheet reflects $201.7 million of trading and available-for-sale securities at April 4, 2004.

   Current Maturities of Long-Term Debt

     As of April 4, 2004, our current maturities of long-term debt, scheduled to be repaid during the twelve month period ended March 2005, totaled $2.9 million, including $2.3 million related to the term loan under the Senior Credit Facilities.

   Operating Lease Obligation

     We entered into an operating lease in 1998 for an equipment sale-leaseback transaction related to equipment at our Freetown, Massachusetts facility. The lease had an initial term of four years and, at our option, up to three one-year renewal periods. The first two annual renewal options were exercised during 2002 and 2003, and the third and final renewal option was exercised during the first quarter of 2004. The lease provides for a substantial guaranteed payment by us, adjusted at the end of each renewal period, and includes purchase and return options at fair market values determined at the inception of the lease. We have the right to exercise a purchase option with respect to the leased equipment, or the equipment can be returned to the lessor and sold to a third party. It is our current intention to maintain the Freetown plant and business and we will be evaluating financing alternatives in that regard. If we exercise the purchase option in 2005, we will then be obligated to pay a fixed purchase price of $33.6 million.

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

   Contractual Obligations

     A contract with a multinational supplier to supply a substantial amount of our acetylene needs to our Texas City, Texas facility expired in March 2004. As a result, we reduced our acetylene requirements at the Texas City plant by 50% through shifting production of acetylene-consuming products to our Calvert City, Kentucky plant. We also entered into a long-term supply contract for the remaining Texas City plant requirements with a local producer. Under this contract, we are obligated to purchase specified quantities of acetylene through the end of 2013. Pricing under this contract is on a fixed basis with escalators related to changes in the Producer Price Index.

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

   Contingencies

     See Note 11 to consolidated financial statements for information regarding contingencies.

   New Accounting Standards

     In December 2003, the Financial Accounting Standards Board issued a revised FASB Interpretation No. 46R, which we refer to as "FIN 46R," "Consolidation of Variable Interest Entities," replacing FIN 46 which had originally been issued in January 2003. FIN 46R addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. We will be required to apply FIN 46R to variable interests in variable interest entities created after December 31, 2003. The effective dates of FIN 46R for public enterprises vary based on the type of variable interest entity and whether FIN 46 was applied to a variable interest entity prior to the effective date of FIN 46R. For any variable interest entities that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interest of the variable interest entities initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the variable interest entities. Our company does not currently have an interest in a variable interest entity. Therefore, FIN 46R will not have an immediate impact on our consolidated financial statements.

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

               ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                              ABOUT MARKET RISK

     Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 for a discussion of "Market-Sensitive Instruments and Risk Management." As of December 31, 2003, equity-related financial instruments employed by us to reduce market risk included long contracts with a notional value of $282.1 million and short contracts with a notional value of $201.7 million. At April 4, 2004, the notional value of long contracts was $234.4 million and the notional value of short contracts was $25.2 million. Such instruments are marked-to-market each month, with unrealized gains and losses included in the results of operations. The unrealized gains on equity-related long contracts at December 31, 2003 and April 4, 2004 were $35.6 and $11.5 million, respectively. The unrealized gains (losses) on equity-related short contracts was $1.5 and $(1.0) million at December 31, 2003 and April 4, 2004, respectively.

     During 2003, the Company entered into interest rate swaps with a notional value of $23.0 million in order to economically hedge interest rate risk associated with investments in securities for which the market value is correlated with interest rate changes. The interest rate swaps are marked-to-market each month, with unrealized gains and losses included in the results of operations. At December 31, 2003 and April 4, 2004, the unrealized gains (losses) related to the interest rate swaps were $48,000 and $(21,000), respectively.


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

                                    PART II

                               OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

     Exhibit Number
     --------------
         4.1 Supplemental Indenture dated as of April 2, 2004 to Indenture, dated as of June 27, 2001, between ISP Chemco Inc., ISP Chemicals Inc., ISP Minerals Inc. and ISP Technologies Inc., as issuers, the subsidiary guarantors party thereto, and Wilmington Trust Company, as trustee. (incorporated by reference to Exhibit 4.1 to ISP Chemco Inc.'s Form 10-Q for the quarterly period ended April 4, 2004 (the "ISP Chemco 10-Q").

        10.1 Amendment No. 6 to the Amended and Restated Management Agreement, dated as of January 1, 2004 by and among G-1 Holdings Inc., Merick Inc., International Specialty Products Inc., ISP Holdings Inc., ISP Synthetic Elastomers LP, ISP Investco LLC, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Management Company, Inc., as assignee of ISP Chemco Inc.

        10.2 Amended and Restated Credit Agreement, dated as of April 2, 2004, between ISP Chemco Inc., ISP Chemicals Inc., ISP Minerals Inc. and ISP Technologies Inc., as borrowers, the subsidiary guarantors party thereto, the lenders party thereto, JP MorganChase Bank, as administrative agent, J.P. Morgan Securities Inc., as advisor, lead arranger and bookrunner, Bear Stearns Corporate Lending Inc. and UBS Warburg LLC, as co-syndication agents, and Deutsche Bank Alex. Brown Inc. and The Bank of Nova Scotia, as co-documentation agents ("Credit Agreement")(incorporated by reference to Exhibit 10.2 to the ISP Chemco 10-Q).

        10.3 Letter Agreement dated as of April 15, 2004 to the Credit Agreement by and among ISP Chemco Inc., ISP Chemicals Inc., ISP Minerals Inc. and ISP Technologies Inc., as borrowers, the subsidiary guarantors party thereto, the lenders party thereto and JP MorganChase Bank, as administrative agent (incorporated by reference to Exhibit 10.3 to the ISP Chemco 10-Q).

        10.4 Amendment No. 1 dated as of April 2, 2004 to the Pledge and Security Agreement, dated as of June 27, 2001, among ISP Chemco Inc., ISP Chemicals Inc., ISP Minerals Inc. and ISP Technologies Inc., as borrowers, the subsidiary guarantors party thereto and JP MorganChase Bank, as administrative agent for the Lenders and the LC Bank under (and as defined in) the Credit Agreement. (incorporated by reference to Exhibit 10.4 to the ISP Chemco 10-Q).

        31.1 Rule 13a-14(a)/Rule 15d-14(a) Certification of the Chief Executive Officer.

        31.2 Rule 13a-14(a)/Rule 15d-14(a) Certification of the Chief Financial Officer.

        32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.


(b) Reports on Form 8-K filed during the current quarter:

         (1) The Company filed a report on Form 8-K, dated February 26, 2004, reporting an event under Item 12 thereof. The information set forth in
         Item 12 of that Form 8-K was furnished to the Securities and Exchange Commission and not "filed" pursuant to Section 18 of the Securities Exchange Act of 1934, as amended.

                                  SIGNATURES
                                  ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             INTERNATIONAL SPECIALTY HOLDINGS INC.




DATE:  May 18, 2004            BY:  /s/Neal E. Murphy
       ------------                 -----------------

                                    Neal E. Murphy
                                    Senior Vice President and
                                      Chief Financial Officer
                                    (Principal Financial Officer)


DATE:  May 18, 2004            BY:  /s/Kenneth M. McHugh
       ------------                 --------------------

                                    Kenneth M. McHugh
                                    Vice President and Controller
                                    (Principal Accounting Officer)