Form 10-Q
period 2004-07-04
INTERNATIONAL SPECIALTY HOLDINGS INC
filed 2004-08-18
CIK 1157303

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended JULY 4, 2004

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

     As of August 17, 2004, 100 shares of the registrant's common stock (par value $.001 per share) were outstanding. There is no trading market for the common stock of the registrant. No shares of the registrant were held by non-affiliates.

                        PART I - FINANCIAL INFORMATION
                        ITEM 1 - FINANCIAL STATEMENTS



                     INTERNATIONAL SPECIALTY HOLDINGS INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                      SECOND QUARTER ENDED     SIX MONTHS ENDED
                                      ---------------------  --------------------
                                        JULY 4,    JUNE 29,    JULY 4,   JUNE 29,
                                         2004        2003       2004       2003
                                      ---------   ---------  ---------  ---------
                                                        (THOUSANDS)
Net sales............................ $ 261,670   $ 229,528  $ 528,565  $ 462,104
Cost of products sold................  (166,807)   (147,215)  (335,622)  (299,808)
Selling, general and administrative..   (49,102)    (45,018)   (98,142)   (88,752)
Other operating charges..............         -           -          -     (1,451)
Amortization of intangible assets....      (367)       (144)      (439)      (288)
                                      ---------   ---------  ---------  ---------
Operating income.....................    45,394      37,151     94,362     71,805
Interest expense.....................   (18,717)    (19,091)   (38,538)   (38,941)
Investment income (loss), net........   (13,371)      6,009      2,907     26,884
Other income (expense), net..........    (2,856)      1,294     (4,664)       (88)
                                      ---------   ---------  ---------  ---------
Income before income taxes and
  cumulative effect of change in
  accounting principle...............    10,450      25,363     54,067     59,660
Income taxes.........................    (3,526)     (8,644)   (18,355)   (20,299)
                                      ---------   ---------  ---------  ---------
Income before cumulative effect of
  change in accounting principle.....     6,924      16,719     35,712     39,361

Cumulative effect of change in
  accounting principle, net of
  income tax benefit of $600.........         -           -          -     (1,021)
                                      ---------   ---------  ---------  ---------
Net income........................... $   6,924   $  16,719  $  35,712  $  38,340
                                      =========   =========  =========  =========















          The accompanying Notes to Consolidated Financial Statements are an
                           integral part of these statements.

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                           JULY 4,    DECEMBER 31,
                                                            2004          2003
                                                         ----------   -----------
                                                                (THOUSANDS)
ASSETS
Current Assets:
  Cash and cash equivalents..........................    $   32,703   $  157,637
  Investments in trading securities..................        54,551      126,307
  Investments in available-for-sale securities.......       296,251       42,165
  Accounts receivable, trade, less allowance of
     $5,851 and $5,848 at July 4, 2004 and
     December 31, 2003, respectively.................       114,885       86,921
  Accounts receivable, other.........................        34,047       20,627
  Receivables from related parties...................        17,352       13,384
  Inventories........................................       184,893      187,805
  Deferred income tax assets.........................        25,316       25,701
  Prepaid expenses...................................         7,206        5,831
                                                         ----------   ----------
    Total Current Assets.............................       767,204      666,378
Property, plant and equipment, net...................       582,287      580,821
Goodwill, net of accumulated amortization of $180,486       336,968      331,101
Intangible assets, net of accumulated amortization of
  $1,589 and $1,150 at July 4, 2004 and December 31,
  2003, respectively.................................        19,102        8,866
Long-term loans receivable from related parties......       115,474      126,777
Other assets.........................................        66,116       61,786
                                                         ----------   ----------
Total Assets.........................................    $1,887,151   $1,775,729
                                                         ==========   ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Short-term debt....................................    $   32,069   $       68
  Current maturities of long-term debt...............         3,117        2,722
  Accounts payable...................................        74,825       56,199
  Accrued liabilities................................        62,644       91,032
  Income taxes payable...............................        27,242       33,978
                                                         ----------   ----------
    Total Current Liabilities........................       199,897      183,999
                                                         ----------   ----------
Long-term debt less current maturities...............       850,936      820,473
                                                         ----------   ----------
Deferred income tax liabilities......................       107,227       88,504
                                                         ----------   ----------
Other liabilities....................................       130,427      123,940
                                                         ----------   ----------
Shareholder's Equity:
  Common stock, $.001 par value per share;
    100 shares issued and outstanding................             -            -
  Additional paid-in capital.........................       642,267      642,267
  Accumulated deficit................................       (49,250)     (84,962)
  Accumulated other comprehensive income.............         5,647        1,508
                                                         ----------   ----------
    Total Shareholder's Equity.......................       598,664      558,813
                                                         ----------   ----------
Total Liabilities and Shareholder's Equity...........    $1,887,151   $1,775,729
                                                         ==========   ==========


       The accompanying Notes to Consolidated Financial Statements are an
                        integral part of these statements.

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                               -------------------
                                                                July 4,   June 29,
                                                                 2004       2003
                                                               --------  ---------
                                                                    (THOUSANDS)
Cash provided by (used in) operating activities:
  Net income.................................................  $ 35,712  $  38,340
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Cumulative effect of change in accounting principle....         -      1,021
      Depreciation...........................................    31,890     29,786
      Amortization of intangible assets......................       439        288
      Deferred income taxes..................................    12,545     13,896
      Unrealized losses on securities........................    53,980      2,288
  Increase in working capital items..........................   (49,549)   (30,296)
  Purchases of trading securities............................  (387,712)  (257,509)
  Proceeds from sales of trading securities..................   410,999    417,120
  Proceeds (repayments) from sale of accounts receivable.....     4,074       (688)
  Change in receivable from/payable to related parties.......    (3,968)   (49,846)
  Other, net.................................................     2,503      2,526
                                                               --------  ---------
Net cash provided by operating activities....................   110,913    166,926
                                                               --------  ---------
Cash provided by (used in) investing activities:
  Capital expenditures and acquisitions......................   (58,313)   (33,012)
  Purchases of available-for-sale securities.................  (312,610)   (33,639)
  Proceeds from sales of available-for-sale securities.......    63,740     77,575
                                                               --------  ---------
Net cash provided by (used in) investing activities..........  (307,183)    10,924
                                                               --------  ---------
Cash provided by (used in) financing activities:
  Net increase (decrease) in short-term debt.................    32,001    (41,454)
  Proceeds from issuance of debt.............................    31,188          -
  Increase in borrowings under revolving credit facility.....       400          -
  Repayments of long-term debt...............................    (1,472)      (879)
  (Increase) decrease in loans to related parties............    11,303    (92,997)
  Debt issuance costs........................................    (1,725)         -
  Capital contribution from parent company...................         -      1,451
                                                               --------  ---------
Net cash provided by (used in) financing activities..........    71,695   (133,879)
                                                               --------  ---------
Effect of exchange rate fluctuations on cash and
  cash equivalents...........................................      (359)     2,457
                                                               --------  ---------
Net change in cash and cash equivalents......................  (124,934)    46,428
Cash and cash equivalents, beginning of period...............   157,637     35,060
                                                               --------  ---------
Cash and cash equivalents, end of period.....................  $ 32,703  $  81,488
                                                               ========  =========






      The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

                                                              SIX MONTHS ENDED
                                                            --------------------
                                                              July 4,   June 29,
                                                               2004       2003
                                                            ---------  ---------
                                                                 (THOUSANDS)

Supplemental Cash Flow Information:

  Cash paid during the period for:
    Interest (net of amount capitalized).................   $ 59,014    $ 37,718
    Income taxes (including taxes paid pursuant to the
       Tax Sharing Agreement)............................     10,503       6,429

  Acquisitions:
    Estimated fair market value of assets acquired.......   $ 30,425    $  8,986
    Purchase price of acquisitions.......................     27,284       8,553
                                                            --------    --------
    Liabilities assumed..................................   $  3,141    $    433
                                                            ========    ========























      The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     The consolidated financial statements for International Specialty Holdings Inc. (the "Company") reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company and its consolidated subsidiaries at July 4, 2004, and the results of operations and cash flows for the three and six month periods ended July 4, 2004 and June 29, 2003. All adjustments are of a normal recurring nature. Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the "2003 Form 10-K").


NOTE 1.  AMENDED AND RESTATED SENIOR CREDIT FACILITIES

     On April 2, 2004, the Company's wholly owned subsidiary, ISP Chemco Inc. ("ISP Chemco"), and three of its wholly owned subsidiaries, amended and restated its June 2001 $450.0 million senior secured credit facilities (the "Senior Credit Facilities"). The Senior Credit Facilities provide a $250.0 million term loan with a maturity in March 2011, which replaces the $225.0 million term loan that was due to mature in June 2008. In connection therewith, the Company borrowed an additional $31.2 million to bring the outstanding balance of the term loan to $250.0 million. The Senior Credit Facilities reduced the margin-based interest rate for term loan borrowings and amended financial covenant ratios, including the elimination of the minimum adjusted net worth covenant. For additional information relating to the Senior Credit Facilities, reference is made to Note 14 to consolidated financial statements contained in the 2003 Form 10-K.

     On April 15, 2004, the $225.0 million revolving credit facility under the Senior Credit Facilities, which was to terminate in June 2006, was reduced to $200.0 million, including a borrowing capacity not in excess of $50.0 million for letters of credit, and the maturity was extended to April 15, 2009. In addition, the margin-based interest rate for revolving credit borrowings was reduced.


NOTE 2.  ACQUISITIONS

     During the first six months of 2004, ISP Chemco completed the following three acquisitions in Europe to further enhance the Company's global specialty chemicals business. The purchase price of these acquisitions totaled $27.3 million in cash, net of $0.8 million cash acquired. In February 2004, ISP Chemco acquired the assets and business of UK-based Red Carnation Gums Limited, a manufacturer of emulsifiers, stabilizers and gelling systems for food and oral care markets. In March 2004, ISP Chemco acquired the assets and business of Germany-based Biochema Schwaben, a formulator of preservatives and biocides with applications in industrial and personal care markets, primarily in printing, paints and coatings, polymer emulsions, skin care and hair care markets. Also in March 2004, ISP Chemco acquired the assets and business of UK-based Hallcrest Limited and its U.S. affiliate, a manufacturer and marketer of custom microencapsulation and liquid crystal technologies for the personal care, home care, oral care and food industries.

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 2.  ACQUISITIONS - (CONTINUED)

The total purchase price of these acquisitions was allocated to the estimated fair value of the identifiable assets acquired, including $10.7 million of intangible assets, and the excess of $5.1 million was recorded as goodwill. The results of the three acquisitions are included in the Company's results of operations from the respective dates of acquisition.


NOTE 3.  NEW ACCOUNTING STANDARDS

     In December 2003, the Financial Accounting Standards Board ("FASB") issued a revised FASB Interpretation ("FIN") No. 46R, "Consolidation of Variable Interest Entities," replacing FIN 46 which had originally been issued in January 2003. FIN No. 46R addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. The Company will be required to apply FIN 46R to variable interests in variable interest entities created after December 31, 2003. The effective dates of FIN 46R for public enterprises vary based on the type of variable interest entity and whether FIN 46 was applied to a variable interest entity prior to the effective date of FIN 46R. For any variable interest entities that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interest of the variable interest entities initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the variable interest entities. The Company does not currently have an interest in a variable interest entity. Therefore, FIN 46R will not have an immediate impact on the Company's consolidated financial statements.

     In May 2004, the FASB issued FASB Staff Position ("FSP") No. FAS 106-2 to provide guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") for employers that sponsor postretirement health care plans which provide prescription drug benefits. In addition, the FSP requires those employers to provide certain disclosures in their financial statements regarding the effect of the Act and the related subsidy on postretirement health obligations and net periodic postretirement benefit cost. FSP FAS No. 106-2 applies only to sponsors of single-employer defined benefit postretirement health care plans for which (1) the employer has concluded that prescription drug benefits available under the plan to some or all participants, for some or all future years, are "actuarially equivalent" to Medicare Part D and thus qualify for the subsidy under the Act, and (2) the expected subsidy will offset or reduce the employer's share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. The Company will adopt the provisions of FSP FAS No. 106-2 effective for the quarterly period beginning July 5, 2004. The impact on the Company's financial statements will be insignificant.

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 4.  INVESTMENT INCOME (LOSS)

     Investment income (loss) for the second quarter and first six months of 2004 includes a $5.5 million other than temporary impairment charge related to an available-for-sale equity security held in the Company's investment portfolio. The Company periodically reviews investment securities for impairment when the cost basis of a security exceeds the market value.


NOTE 5.  COMPREHENSIVE INCOME

                                               Second Quarter Ended     Six Months Ended
                                               --------------------    -------------------
                                                 July 4,    June 29,    July 4,    June 29,
                                                  2004        2003       2004        2003
                                                --------   --------    -------   ---------
                                                                (Thousands)
Net income...................................   $  6,924   $ 16,719  $  35,712   $  38,340
                                                --------   --------  ---------   ---------
Other comprehensive income (loss), net of tax:
  Change in unrealized gains (losses) on
    available-for-sale securities:
    Unrealized holding gains (losses) arising
      during the period, net of income tax
      provision of $(1,530), $(5,764),
      $(1,502) and $(180), respectively.......     1,875     11,387      2,435      (1,667)
    Less: reclassification adjustment for
      gains (losses) included in net income,
      net of income tax (provision) benefit of
      $1,225, $(525),$1,569 and $852,
      respectively............................    (4,598)      (123)    (5,222)      1,095
                                                --------   --------  ---------   ---------
  Total change for the period.................     6,473     11,510      7,657      (2,762)
                                                --------   --------  ---------   ---------
Foreign currency translation adjustment.......    (2,475)     8,174     (3,518)      9,650
                                                --------   --------  ---------   ---------
Total other comprehensive income..............     3,998     19,684      4,139       6,888
                                                --------   --------  ---------   ---------
Comprehensive income..........................  $ 10,922   $ 36,403  $  39,851   $  45,228
                                                ========   ========  =========   =========


     Changes in the components of accumulated other comprehensive income for the six months ended July 4, 2004 are as follows:

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 5.  COMPREHENSIVE INCOME - (CONTINUED)


                                                Unrealized         Cumulative        Additional
                                              Gains (Losses)        Foreign           Minimum         Accumulated
                                               On Available-        Currency          Pension            Other
                                                 for-Sale         Translation         Liability      Comprehensive
                                                Securities         Adjustment        Adjustment         Income
                                              --------------     ------------      ------------      -------------
                                                                         (Thousands)
  Balance, December 31, 2003...               $     (1,405)      $      9,033       $    (6,120)      $      1,508
  Change for the period........                      7,657             (3,518)                -              4,139
                                              ------------       ------------       -----------       ------------
  Balance, July 4, 2004........               $      6,252       $      5,515       $    (6,120)      $      5,647
                                              ============       ============       ===========       ============



NOTE 6.  INVENTORIES

     Inventories comprise the following:

                                         July 4,      December 31,
                                          2004            2003
                                       ---------      ------------
                                              (Thousands)
     Finished goods................     $110,150        $113,227
     Work-in-process...............       32,842          36,415
     Raw materials and supplies....       41,901          38,163
                                        --------        --------
     Inventories...................     $184,893        $187,805
                                        ========        ========

     At July 4, 2004 and December 31, 2003, $62.2 and $62.7 million, respectively, of domestic inventories were valued using the LIFO method. If the FIFO inventory method had been used for these inventories, the value of inventories would have been $6.9 and $4.2 million higher at July 4, 2004 and December 31, 2003, respectively.


NOTE 7.  GOODWILL AND INTANGIBLE ASSETS

     The following schedule reconciles the changes in the carrying amount of goodwill, by business segment, for the six months ended July 4, 2004.

                                        Specialty        Industrial          Mineral       Total
                                        Chemicals        Chemicals          Products      Goodwill
                                        ---------        ----------         ---------     ---------
                                                                  (Thousands)
   Balance, December 31, 2003........   $ 279,562        $        -         $  51,539     $ 331,101
   Acquisitions and valuation
      adjustment.....................       6,201                 -                 -         6,201
   Translation adjustment............        (334)                -                 -          (334)
                                        ---------        ----------         ---------     ---------
   Balance, July 4, 2004.............   $ 285,429        $        -         $  51,539     $ 336,968
                                        =========        ==========         =========     =========


     The following is information as of July 4, 2004 and December 31, 2003 related to the Company's acquired intangible assets:

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 7.  GOODWILL AND INTANGIBLE ASSETS - (CONTINUED)

                                                                         July 4, 2004                December 31, 2003
                                                   Range of     ----------------------------   ----------------------------
                                                 Amortizable    Gross Carrying   Accumulated   Gross Carrying   Accumulated
                                                    Lives           Amount      Amortization       Amount      Amortization
                                                 -----------    --------------  ------------   --------------  ------------
                                                                                    (Dollars in Thousands)
  Intangible assets subject to amortization:
    Patents....................................  5- 20 years     $      669      $   (141)      $      669      $   (113)
    Formulations...............................  5- 10 years          2,740          (115)               -             -
    Unpatented technology......................  10-15 years          1,100           (22)               -             -
    Customer base..............................  10-15 years          2,353           (44)               -             -
    Non-compete agreements.....................   2- 5 years          3,419        (1,184)           1,571          (971)
    EPA registrations..........................      5 years            166           (83)             166           (66)
                                                                 ----------      --------       ----------      --------
      Total amortizable intangible assets......                      10,447        (1,589)           2,406        (1,150)
                                                                 ----------      --------       ----------      --------
  Intangible assets not subject to amortization:
    Trademarks.................................                       5,596             -            2,962             -
    EPA registrations..........................                       4,648             -            4,648             -
                                                                 ----------      --------       ----------      --------
      Total unamortized intangible assets......                      10,244             -            7,610             -
                                                                 ----------      --------       ----------      --------
  Total intangible assets......................                  $   20,691      $ (1,589)      $   10,016      $ (1,150)
                                                                 ==========      ========       ==========      ========


        Estimated amortization expense:                             (Thousands)
        Year ended December 31,                                      ---------
        2004................................................         $   1,100
        2005................................................             1,301
        2006................................................             1,301
        2007................................................             1,037
        2008................................................             1,037


NOTE 8.  ASSET RETIREMENT OBLIGATIONS

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

NOTE 9.  OTHER OPERATING CHARGES

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


NOTE 10.  BENEFIT PLANS

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

     The Company's net periodic pension cost for the second quarter and first six months of 2004 and 2003 for the Hourly Retirement Plan included the following components:


                                                Second Quarter Ended           Six Months Ended
                                              ------------------------      -----------------------
                                               July 4,        June 29,       July 4,       June 29,
                                                2004           2003           2004           2003
                                              --------      ----------       -------       --------
                                                                    (Thousands)
   Service cost.............................  $    69       $     60         $   138       $    120
   Interest cost............................      523            524           1,046          1,049
   Expected return on plan assets...........     (736)          (716)         (1,472)        (1,432)
   Amortization of actuarial losses.........      126             98             252            196
   Amortization of unrecognized prior
     service cost...........................       60             70             120            139
                                              -------       --------        --------       --------
   Net periodic pension cost................  $    42       $     36        $     84       $     72
                                              =======       ========        ========       ========




     The Company's net periodic pension cost for the second quarter and first six months of 2004 and 2003 for the ISP Marl Plan included the following components:

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 10.  BENEFIT PLANS - (CONTINUED)


                                                Second Quarter Ended            Six Months Ended
                                              ------------------------       ----------------------
                                               July 4,        June 29,        July 4,      June 29,
                                                2004            2003           2004          2003
                                              -------       ----------       --------      --------
                                                                    (Thousands)
   Service cost.............................  $    23       $     20         $    46        $    40
   Interest cost............................       48             39              96             78
   Amortization of unrecognized prior
     service cost...........................        1              1               2              2
                                              -------       --------         -------        -------
   Net periodic pension cost................  $    72       $     60         $   144        $   120
                                              =======       ========         =======        =======


   Postretirement Medical and Life Insurance

     The Company generally does not provide postretirement medical and life insurance benefits, although it subsidizes such benefits for certain employees and certain retirees.

     The net periodic postretirement benefit (income) cost for the second quarter and first six months of 2004 and 2003 included the following components:


                                               Second Quarter Ended              Six Months Ended
                                              ---------------------         -------------------------
                                               July 4,      June 29,          July 4,        June 29,
                                                2004          2003             2004            2003
                                              -------       --------         -------         -------
                                                                   (Thousands)
   Service cost.............................  $    (9)      $     32         $    17         $    64
   Interest cost............................       75            155             206             311
   Amortization of actuarial (gains) losses.      (33)             7             (33)             14
   Amortization of unrecognized prior
     service cost...........................      (71)           (71)           (142)           (142)
                                              -------       --------         -------         -------
   Net periodic postretirement benefit
      (income) cost.........................  $   (38)      $    123         $    48         $   247
                                              =======       ========         =======         =======


                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 11.  BUSINESS SEGMENT INFORMATION


                                               Second Quarter Ended      Six Months Ended
                                               ---------------------   ---------------------
                                                 July 4,    June 29,      July 4,   June 29,
                                                  2004        2003         2004       2003
                                               ---------   ---------    --------  ----------
                                                               (Thousands)
Net sales:
  Specialty Chemicals.......................   $ 178,085   $ 159,001    $ 364,254  $ 316,914
  Industrial Chemicals......................      49,074      44,391       97,762     93,527
  Mineral Products (1)......................      34,511      26,136       66,549     51,663
                                               ---------   ---------    ---------  ---------
Net sales...................................   $ 261,670   $ 229,528    $ 528,565  $ 462,104
                                               =========   =========    =========  =========

Operating income:
  Specialty Chemicals.......................   $  41,610   $  33,694    $  87,804  $  66,937
  Industrial Chemicals......................      (1,825)     (1,393)      (1,586)    (4,121)
  Mineral Products..........................       5,638       4,739        8,052      8,737
                                               ---------   ---------    ---------   --------
  Total segment operating income............      45,423      37,040       94,270     71,553
  Unallocated corporate office..............         (29)        111           92        252
                                               ---------   ---------    ---------  ---------
Total operating income......................      45,394      37,151       94,362     71,805
Interest expense, investment income (loss)
    and other, net .........................     (34,944)    (11,788)     (40,295)   (12,145)
                                               ---------   ---------    ---------  ---------
Income before income taxes and cumulative
  effect of change in accounting principle..   $  10,450   $  25,363    $  54,067  $  59,660
                                               =========   =========    =========  =========



 (1) Includes sales to Building Materials Corporation of America, an affiliate, and its subsidiaries, of $24.9 and $20.0 million for the second quarter of 2004 and 2003, respectively, and $49.1 and $39.7 million for the first six months of 2004 and 2003, respectively.


NOTE 12.  CONTINGENCIES

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

     While the Company cannot predict whether adverse decisions or events can occur in the future, in the opinion of the Company's management, the resolution of the Environmental Claims should not be material to the business, liquidity, results of operations, cash flows or financial position of the Company. However,

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 12. CONTINGENCIES - (CONTINUED)

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

     On September 15, 1997, G-I Holdings received a notice from the Internal Revenue Service ("IRS") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which G-I Holdings held an interest. On September 21, 2001, the IRS filed a proof of claim with respect to such deficiency in the G-I Holdings bankruptcy against G-I Holdings and ACI Inc., a subsidiary of G-I Holdings which also held an interest in the surfactants partnership and also has filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. If the proof of claim is sustained, ISP and/or certain of its subsidiaries together with G-I Holdings and several current and former subsidiaries of G-I Holdings would be severally liable for taxes and interest in the amount of approximately $288 million, computed as of July 4, 2004. On May 7, 2002, G-I Holdings, together with ACI Inc., filed an objection to the proof of claim, which objection will be heard by the United States District Court for the District of New Jersey overseeing the G-I Holdings bankruptcy. G-I Holdings has advised the Company that it believes that it will prevail in this tax matter involving the surfactants partnership, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position or results of operations. For additional information relating to G-I Holdings, reference is made to Notes 8 and 21 to consolidated financial statements contained in the 2003 Form 10-K.

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


     Unless otherwise indicated by the context, "we," "us" and "our" refer to International Specialty Holdings Inc. and its consolidated subsidiaries.


CRITICAL ACCOUNTING POLICIES

     There have been no significant changes in our critical accounting policies during the first six months of 2004. For a discussion of our critical accounting policies, reference is made to the "- Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.


RESULTS OF OPERATIONS - SECOND QUARTER 2004 COMPARED WITH
                        SECOND QUARTER 2003

     Overview

     We recorded net income of $6.9 million for the second quarter of 2004 compared with net income of $16.7 million in the second quarter of 2003. The lower results for the second quarter of 2004 were attributable to investment losses partially offset by significantly higher operating income.

     Net Sales. Net sales by business segment for the second quarter of 2004 and 2003 were:

                                                    Second Quarter Ended
                                                ----------------------------
                                                 July 4,            June 29,
                                                  2004                2003
                                                ---------          ---------
                                                         (Millions)
      Specialty chemicals....................   $   178.1          $   159.0
      Industrial chemicals...................        49.1               44.4
      Mineral products.......................        34.5               26.1
                                                ---------          ---------
        Net sales............................   $   261.7          $   229.5
                                                =========          =========

     Net sales for the second quarter of 2004 were $261.7 million compared with $229.5 million in the second quarter of 2003. The $32.2 million (14%) increase in sales resulted primarily from higher unit volumes in all business segments (totaling $28.8 million). The favorable impact of the weaker U.S. dollar ($6.7 million), primarily in Europe, also benefited sales.

     Gross Margin. Our gross margin in the second quarter of 2004 was 36.3% compared with 35.9% in the second quarter of 2003. The gross margin for the specialty chemicals segment increased to 45.5% in the second quarter of 2004 from 43.8% in the same period of 2003 as a result of the favorable impact of higher volumes and the weaker U.S. dollar, as well as manufacturing efficiencies. The overall improved margin was adversely impacted by a lower margin for the mineral products segment, which decreased to 26.7% from 28.4% in the second quarter of 2003 as a result of higher manufacturing costs. Also, the gross margin for the industrial chemicals segment decreased to 9.6% from 11.9% in the second quarter of 2003 primarily due to the adverse impact of the stronger Euro on European-based manufacturing costs.

     Selling, General and Administrative. Selling, general and administrative expenses increased 9% in the second quarter of 2004 to $49.1 million from $45.0 million in the second quarter of 2003, however, as a percent of sales, decreased to 18.8% from 19.6% in the second quarter of 2003. The increase in selling, general and administrative expenses in the second quarter of 2004 related primarily to higher selling and distribution costs as a result of the higher sales levels.

     Operating Income. Operating income (loss) by business segment for the second quarter of 2004 and 2003 was:

                                                     Second Quarter Ended
                                                 -----------------------------
                                                  July 4,            June 29,
                                                   2004                2003
                                                 ---------          ----------
                                                          (Millions)
        Specialty chemicals....................  $    41.6          $    33.7
        Industrial chemicals...................       (1.8)              (1.4)
        Mineral products.......................        5.6                4.7
                                                 ---------          ---------
          Total segment operating income.......       45.4               37.0
        Unallocated corporate office items.....          -                0.1
                                                 ---------          ---------
          Operating income.....................  $    45.4          $    37.1
                                                 =========          =========

     Operating income for the second quarter of 2004 was $45.4 million, a 22% increase compared with $37.1 million in the second quarter of 2003. Operating income for the specialty chemicals segment was $41.6 million for the second quarter of 2004, a 23% improvement compared with $33.7 million in the second quarter of 2003. The improved results were primarily attributable to the personal care and performance chemicals product lines, mainly due to the favorable effect of higher unit volumes. Operating income for the specialty chemicals segment in the second quarter of 2004 was also favorably impacted by the weaker U.S. dollar and, to a lesser extent, by the contribution to income from the three specialty chemical niche acquisitions made during the first quarter of 2004 (see "-Liquidity and Financial Condition" below).

     The industrial chemicals segment recorded an operating loss of $1.8 million in the second quarter of 2004 compared with an operating loss of $1.4 million in the second quarter of 2003. The results were attributable to the adverse impact of the stronger Euro on European-based manufacturing costs, mostly offset by an improved product mix and manufacturing efficiencies.

     Operating income for the mineral products segment was $5.6 million in the second quarter of 2004 compared with $4.7 million in the second quarter of 2003. The 19% improvement in operating income from the second quarter of 2003 was primarily due to higher unit volumes, partially offset by increased freight expense and higher manufacturing costs.

     Interest Expense. Interest expense for the second quarter of 2004 was $18.7 million compared with $19.1 million in the same period in 2003. The lower interest expense was attributable to lower average interest rates ($0.7 million impact), partially offset by higher average borrowings ($0.3 million impact), both as a result of the refinancing of our senior secured credit facility in April 2004 (see "-Liquidity and Financial Condition" below).

     Investment Income (Loss). Investment losses in the second quarter of 2004 were $13.4 million compared with investment income of $6.0 million in the second quarter of 2003. The investment loss in the second quarter of 2004 includes a $5.5 million other than temporary impairment charge related to an available-for-sale equity security held in our investment portfolio.

     Other Income (Expense), net. Other income (expense), net, comprises foreign exchange gains/losses resulting from the revaluation of foreign currency-denominated accounts receivable and payable as a result of changes in exchange rates, and other nonoperating items of expense. Other expense, net, was $2.9 million in the second quarter of 2004 compared with other income, net, of $1.3 million in the second quarter of 2003. The higher expense in the second quarter of 2004 was due to unfavorable foreign exchange.

     Income Taxes. In the second quarter of 2004, we recorded a provision for income taxes of $3.5 million. Our effective tax rate for the second quarter of 2004 was 33.7%, which was consistent with an effective tax rate of 34.1% in the second quarter of 2003.

Business Segment Review

     A discussion of operating results for each of our business segments follows. We operate our business through three reportable business segments: specialty chemicals; industrial chemicals; and mineral products.

Specialty Chemicals

     Sales in the second quarter of 2004 were $178.1 million compared with $159.0 million in the same period in 2003. The 12% increase in sales was attributable to higher unit volumes ($17.6 million). The favorable impact of the weaker U.S. dollar ($5.2 million), primarily in Europe, also benefited sales. The personal care product line experienced strong volume growth in its skin care and oral care markets in Europe and North America. Sales for the performance chemicals, food and personal care product lines includes the contribution to sales from the three acquisitions made during the first quarter of 2004.

     Operating income for the specialty chemicals segment improved 23% to $41.6 million for the second quarter of 2004 compared with $33.7 million in the second quarter of 2003. The improved results were primarily attributable to the personal care and performance chemicals product lines and were due to the favorable effect of higher unit volumes and a favorable product mix (totaling $5.6 million). Operating income for the specialty chemicals segment in the second quarter of 2004 was also favorably impacted by the weaker U.S. dollar ($2.7 million) and, to a lesser extent, from the contribution to income from the three acquisitions made during the first quarter of 2004.

Industrial Chemicals

     Sales in the second quarter of 2004 were $49.1 million compared with $44.4 million in the second quarter of 2003. The 11% increase in sales resulted from higher unit volumes ($3.8 million) and by the favorable effect of the weaker U.S. dollar ($1.5 million), partially offset by slightly unfavorable pricing.

     The industrial chemicals segment recorded an operating loss of $1.8 million in the second quarter of 2004 compared with an operating loss of $1.4 million in the second quarter of 2003. The lower results were due to the adverse impact of the stronger Euro on European-based manufacturing costs ($1.9 million), partially offset by an improved product mix and manufacturing efficiencies.

Mineral Products

     Sales for the mineral products segment for the second quarter of 2004 were $34.5 million compared with $26.1 million for the second quarter of 2003. The 32% increase was due to higher unit volumes ($7.5 million) as a result of industry-wide growth and included 24% higher sales to Building Materials Corporation of America, an affiliate which we refer to as "BMCA."

     Operating income for the mineral products segment was $5.6 million in the second quarter of 2004 compared with $4.7 million for the second quarter of 2003. The 19% improvement from the second quarter of 2003 was primarily due to the higher unit volumes, partially offset by increased freight expense and higher manufacturing costs.


RESULTS OF OPERATIONS - FIRST SIX MONTHS 2004 COMPARED WITH
                        FIRST SIX MONTHS 2003

     Overview

     We recorded net income of $35.7 million for the first six months of 2004 compared with net income of $38.3 million in the first six months of 2003. The lower results for the first six months of 2004 were attributable to lower investment income, partially offset by higher operating income. First six months 2003 results included a $1.0 million after-tax charge for the cumulative effect of a change in accounting principle from the adoption of Statement of Financial Accounting Standards, which we refer to as "SFAS," No. 143, "Accounting for Asset Retirement Obligations."

     Net Sales. Net sales by business segment for the first six months of 2004 and 2003 were:

                                                        Six Months Ended
                                                  ----------------------------
                                                    July 4,           June 29,
                                                     2004               2003
                                                  ---------          ---------
                                                           (Millions)
        Specialty chemicals....................   $   364.3          $   316.9
        Industrial chemicals...................        97.8               93.5
        Mineral products.......................        66.5               51.7
                                                  ---------          ---------
          Net sales............................   $   528.6          $   462.1
                                                  =========          =========

     Net sales for the first six months of 2004 were $528.6 million compared with $462.1 million in the first six months of 2003. The $66.5 million (14%) increase in sales resulted primarily from higher unit volumes in all business segments (totaling $51.9 million). The favorable impact of the weaker U.S. dollar ($20.6 million), primarily in Europe, also benefited sales.

     Gross Margin. Our gross margin in the first six months of 2004 was 36.5% compared with 35.1% in the first six months of 2003. The gross margin for the specialty chemicals segment increased to 45.4% in the first six months of 2004 from 43.9% in the same period of 2003 as a result of the favorable impact of higher volumes and the weaker U.S. dollar, partially offset by higher manufacturing costs ($3.0 million). Also, the gross margin for the industrial chemicals segment increased to 11.7% in the first six months of 2004 from 9.5% in the same period of 2003 due to an improved product mix and manufacturing efficiencies, partially offset by the adverse impact of the stronger Euro on

European-based manufacturing costs. The overall improved margin was adversely impacted by a lower margin for the mineral products segment, which decreased to 24.1% from 27.8% in the first six months of 2003 as a result of higher manufacturing costs and lower average selling prices in connection with a long-term customer supply contract entered into in the second quarter of 2003.

     Selling, General and Administrative. Selling, general and administrative expenses increased 10% in the first six months of 2004 to $98.1 million from $88.8 million in the first six months of 2003, however, as a percent of sales, decreased to 18.6% from 19.2% in the first six months of 2003. The increase in selling, general and administrative expenses in the first six months of 2004 related primarily to higher selling and distribution costs as a result of the higher sales levels.

     Other operating charges. Other operating charges of $1.5 million in the first six months of 2003 represented a charge for compensation expense for stock option payments related to ISP's going private transaction in February 2003.

     Operating Income. Operating income (loss) by business segment for the first six months of 2004 and 2003 was:

                                                      Six Months Ended
                                                ----------------------------
                                                  July 4,           June 29,
                                                   2004               2003
                                                ---------          ---------
                                                         (Millions)
       Specialty chemicals....................  $    87.8          $    66.9
       Industrial chemicals...................       (1.6)              (4.1)
       Mineral products.......................        8.1                8.7
                                                ---------          ---------
         Total segment operating income.......       94.3               71.5
       Unallocated corporate office items.....        0.1                0.3
                                                ---------          ---------
         Operating income.....................  $    94.4          $    71.8
                                                =========          =========

     Operating income for the first six months of 2004 was $94.4 million compared with $71.8 million in the first six months of 2003. Excluding the other operating charges discussed above, operating income increased 29% to $94.4 million from $73.3 million in the first six months of 2003 (see "Non-GAAP Financial Measures" below).

     Operating income for the specialty chemicals segment was $87.8 million for the first six months of 2004 compared with $66.9 million in the first six months of 2003. On a comparable basis, excluding the aforementioned charges pertaining to specialty chemicals, operating income for the segment improved 29% to $87.8 million compared with $68.0 million in the first six months of 2003. The improved results were primarily attributable to the personal care and performance chemicals product lines and were mainly due to the favorable effect of higher unit volumes partially offset by higher manufacturing costs. Operating income for the specialty chemicals segment in the first six months of 2004 was also favorably impacted by the weaker U.S. dollar ($11.8 million) and, to a lesser extent, by the contribution to income from the three specialty chemical niche acquisitions made during the first quarter of 2004 (see "-Liquidity and Financial Condition" below).

     The industrial chemicals segment recorded an operating loss of $1.6 million in the first six months of 2004. Excluding the aforementioned other operating charges in the first six months of 2003 pertaining to industrial chemicals, the operating loss in the first six months of 2003 was $3.9 million. The reduced losses were attributable to an improved product mix and manufacturing efficiencies, partially offset by the adverse impact of the stronger Euro on European-based manufacturing costs.

     Operating income for the mineral products segment was $8.1 million in the first six months of 2004. On a comparable basis, excluding other operating charges in the first six months of 2003 pertaining to mineral products, operating income was $8.9 million for the first six months of 2003. The decline in operating income from the first six months of 2003 was primarily due to increased freight expense, higher manufacturing costs and lower average selling prices, partially offset by the favorable impact of higher unit volumes.

     Interest Expense. Interest expense for the first six months of 2004 was $38.5 million compared with $38.9 million in the same period in 2003. The lower interest expense was attributable to lower average interest rates ($0.9 million impact), partially offset by higher average borrowings ($0.5 million impact), both as a result of the refinancing of our senior secured credit facility in April 2004 (see "-Liquidity and Financial Condition" below).

     Investment Income. Investment income in the first six months of 2004 was $2.9 million compared with $26.9 million in the first six months of 2003. The lower investment income resulted from higher unrealized portfolio losses, partially offset by higher realized gains. Investment income in the first six months of 2004 includes a $5.5 million other than temporary impairment charge related to an available-for-sale equity security held in our investment portfolio.

     Other Income (Expense), net. Other income (expense), net, comprises foreign exchange gains/losses resulting from the revaluation of foreign currency-denominated accounts receivable and payable as a result of changes in exchange rates, and other nonoperating items of expense. Other expense, net, was $4.7 million in the first six months of 2004 compared with $0.1 million in the first six months of 2003. The higher expense in the first six months of 2004 was due to unfavorable foreign exchange.

     Income Taxes. In the first six months of 2004, we recorded a provision for income taxes of $18.4 million. Our effective tax rate for the first six months of both 2004 and 2003 was 34.0%.

Business Segment Review

     A discussion of operating results for each of our business segments follows. We operate our business through three reportable business segments: specialty chemicals; industrial chemicals; and mineral products. The operating income for the first six months of 2003 for each business segment discussed below is adjusted for the non-GAAP financial measures in the table below.

   Non-GAAP Financial Measures

     The business segment review below and the discussion of operating income above contain information regarding non-GAAP financial measures contained within the meaning of Item 10 of Regulation S-K promulgated by the Securities and Exchange Commission. As used herein, "GAAP" refers to U.S. generally accepted accounting principles. We use non-GAAP financial measures to eliminate the effect of certain other operating gains and charges on reported operating income. Management believes that these financial measures are useful to bondholders and financial institutions because such measures exclude transactions that are unusual due to their nature or infrequency and therefore allow bondholders and financial institutions to more readily compare our company's performance from period to period. Management uses this information in monitoring and evaluating our company's performance and the performance of individual business segments. The non-GAAP financial measures included herein have been reconciled to the most directly comparable GAAP financial measure as is required under Item 10 of Regulation S-K regarding the use of such financial measures. These non-GAAP financial measures should be considered in addition to, and not as a substitute, or superior to, operating income or other measures of financial performance in accordance with U.S. generally accepted accounting principles.

                                                           First Six Months
                                                       -----------------------
                                                          2004          2003
                                                       ---------     ---------
                                                              (Millions)
Reconciliation of non-GAAP financial measures:

Operating income per GAAP............................. $    94.4     $    71.8
Non-GAAP adjustments:
   Add: Other operating charges(1)....................         -           1.5
                                                       ---------     ---------
Operating income as adjusted.......................... $    94.4     $    73.3
                                                       =========     =========


Supplemental Business Segment Information:

Operating income:
   Operating income per GAAP - Specialty Chemicals.... $    87.8     $    66.9
   Non-GAAP adjustments (1)...........................         -           1.1
                                                       ---------     ---------
   Operating income - Specialty Chemicals as adjusted. $    87.8     $    68.0
                                                       =========     =========

   Operating loss per GAAP - Industrial Chemicals..... $    (1.6)    $    (4.1)
   Non-GAAP adjustments (1)...........................         -           0.2
                                                       ---------     ---------
   Operating loss - Industrial Chemicals as adjusted.. $    (1.6)    $    (3.9)
                                                       =========     =========

   Operating income per GAAP - Mineral Products....... $     8.1     $     8.7
   Non-GAAP adjustments (1)...........................         -           0.2
                                                       ---------     ---------
   Operating income - Mineral Products as adjusted.... $     8.1     $     8.9
                                                       =========     =========

   Total segment operating income as adjusted......... $    94.3     $    73.0
   Unallocated corporate office per GAAP..............       0.1           0.3
                                                       ---------     ---------
   Operating income as adjusted....................... $    94.4     $    73.3
                                                       =========     =========

   (1) Non-GAAP adjustments for the first six months of 2003 represent an other operating charge of $1.5 million for stock option payments related to ISP's going private transaction.


Specialty Chemicals

     Sales in the first six months of 2004 were $364.3 million compared with $316.9 million for the same period in 2003. The 15% increase in sales was attributable to higher unit volumes ($36.9 million). The favorable impact of the weaker U.S. dollar ($15.7 million), primarily in Europe, also benefited sales. The personal care product line experienced strong volume growth in each of its hair care, skin care and oral care markets in Europe and North America. Sales for the performance chemicals, food and personal care product lines includes the contribution to sales from the three acquisitions made during the first quarter of 2004 and also from Germinal S.A., which was acquired in the second quarter of 2003.

     Operating income for the specialty chemicals segment was $87.8 million for the first six months of 2004 compared with $66.9 million in the first six months of 2003. On a comparable basis, excluding the aforementioned other operating charges pertaining to specialty chemicals, operating income for the segment improved 29% to $87.8 million compared with $68.0 million in the first six months of 2003. The improved results were primarily attributable to the personal care and performance chemicals and were due to the favorable effect of higher unit volumes ($20.7 million), partially offset by higher manufacturing costs ($3.0 million) and increased operating expenses ($4.3 million) due to higher selling and distribution costs resulting from the higher sales levels. Operating income for the specialty chemicals segment in the first six months of 2004 was also favorably impacted by the weaker U.S. dollar ($11.8 million) and, to a lesser extent, from the contribution to income from the three acquisitions made during the first quarter of 2004 and from Germinal S.A., which was acquired in the second quarter of 2003.

Industrial Chemicals

     Sales in the first six months of 2004 were $97.8 million compared with $93.5 million in the first six months of 2003. The increase in sales was attributable to the favorable effect of the weaker U.S. dollar ($4.9 million), partially offset by slightly unfavorable pricing.

     The industrial chemicals segment recorded an operating loss of $1.6 million in the first six months of 2004. Excluding the aforementioned other operating charges in the first six months of 2003 pertaining to industrial chemicals, the operating loss in the first six months of 2003 was $3.9 million. The reduced losses were attributable to an improved product mix and manufacturing efficiencies (totaling $5.9 million), partially offset by the adverse impact of the stronger Euro on European-based manufacturing costs ($3.1 million).

Mineral Products

     Sales for the Mineral Products segment for the first six months of 2004 were $66.5 million compared with $51.7 million for the first six months of 2003. The 29% increase was due to higher unit volumes ($14.9 million) as a result of industry-wide growth and included 24% higher sales to BMCA.

     Operating income for the mineral products segment was $8.1 million in the first six months of 2004. On a comparable basis, excluding other operating charges in the first six months of 2003 pertaining to mineral products, operating income was $8.9 million for the first six months of 2003. The decline from the first six months of 2003 was due to increased freight expense, higher manufacturing costs and lower average selling prices in connection with a long-term customer supply contract entered into in the second quarter of 2003, partially offset by the favorable impact of higher unit volumes.

LIQUIDITY AND FINANCIAL CONDITION

   Cash Flows and Cash Position

     During the first six months of 2004, our net cash outflow before financing activities was $196.3 million, including $248.9 million of cash utilized for net purchases of available-for-sale securities and the reinvestment of $58.3 million for capital programs and acquisitions, partially offset by $110.9 million of cash generated from operations.

     Operating Activities. Net cash generated from operating activities totaled $110.9 million for the first six months of 2004 compared with $166.9 million in the first six months of 2003. The variation in cash flows from operating activities was mainly attributable to activity related to purchases and sales of trading securities in connection with our investment portfolio. In the first six months of 2004, there was a cash inflow of $23.3 million from net sales of trading securities, while in the first six months of 2003, there was a cash inflow of $159.6 million from net sales of trading securities.

     Cash from operations for the first six months of 2004 also included a cash investment of $49.5 million in additional working capital, including a $40.0 million increase in receivables as a result of higher sales and a $14.0 million net decrease in payables and accrued liabilities, partially offset by a $5.7 million decrease in inventories. Accrued liabilities decreased a total of $28.4 million during the six-month period as a result of payments of accrued interest. Operating activities also included a $4.0 million cash outflow from related party transactions, principally due to increased receivables from BMCA as a result of higher sales of mineral products to BMCA.

     Investing Activities. Net cash used in investing activities in the first six months of 2004 totaled $307.2 million, primarily attributable to $248.9 million of cash used for net purchases of available-for-sale securities for our investment portfolio. Capital expenditures in the first six months of 2004 were $29.7 million compared with $25.8 million in the first six months of 2003.

     During the first six months of 2004, ISP Chemco completed the following three acquisitions in Europe to further enhance our global specialty chemicals business. The purchase price of these acquisitions totaled $27.3 million in cash, net of $0.8 million cash acquired. In February 2004, ISP Chemco acquired the assets and business of UK-based Red Carnation Gums Limited, a manufacturer of emulsifiers, stabilizers and gelling systems for food and oral care markets. In March 2004, ISP Chemco acquired the assets and business of Germany-based Biochema Schwaben, a formulator of preservatives and biocides with applications in industrial and personal care markets, primarily in printing, paints and coatings, polymer emulsions, skin care and hair care markets. Also in March 2004, ISP Chemco acquired the assets and business of UK-based Hallcrest Limited and its U.S. affiliate, a manufacturer and marketer of custom microencapsulation and liquid crystal technologies for the personal care, home care, oral care and food industries.

     Financing Activities. Net cash provided by financing activities in the first six months of 2004 totaled $71.7 million and included $32.0 million from an increase in short-term borrowings, $31.2 million from a refinancing of ISP Chemco's senior secured credit facilities, and a decrease of $11.3 million in loans to related parties.

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

     As a result of the foregoing factors, cash and cash equivalents decreased by $124.9 million during the first six months of 2004 to $32.7 million. In addition, the consolidated balance sheet reflects $350.8 million of trading and available-for-sale securities at July 4, 2004.

   Current Maturities of Long-Term Debt

     As of July 4, 2004, our current maturities of long-term debt, scheduled to be repaid during the twelve month period ended June 2005, totaled $3.1 million, including $2.3 million related to the term loan under the Senior Credit Facilities.

   Operating Lease Obligation

     We entered into an operating lease in 1998 for an equipment sale-leaseback transaction related to equipment at our Freetown, Massachusetts facility. The lease had an initial term of four years and, at our option, up to three one-year renewal periods. The first two annual renewal options were exercised during 2002 and 2003, and the third and final renewal option was exercised during the first quarter of 2004. The lease provides for a substantial guaranteed payment by us, adjusted at the end of each renewal period, and includes purchase and return options at fair market values determined at the inception of the lease. We have the right to exercise a purchase option with respect to the leased equipment, or the equipment can be returned to the lessor and sold to a third party. It is our current intention to exercise the purchase option and to maintain the Freetown plant and business, and we will be evaluating financing alternatives in that regard. Upon exercise of the purchase option in 2005, we will be obligated to pay a fixed purchase price of $33.6 million.

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

   Contingencies

     See Note 12 to consolidated financial statements for information regarding contingencies.

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

     In May 2004, the FASB issued FASB Staff Position, which we refer to as "FSP," No. FAS 106-2 to provide guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which we refer to as the "Act" for employers that sponsor postretirement health care plans which provide prescription drug benefits. In addition, the FSP requires those employers to provide certain disclosures in their financial statements regarding the effect of the Act and the related subsidy on postretirement health obligations and net periodic postretirement benefit cost. FSP FAS No. 106-2 applies only to sponsors of single-employer defined benefit postretirement health care plans for which (1) the employer has concluded that prescription drug benefits available under the plan to some or all participants, for some or all future years, are "actuarially equivalent" to Medicare Part D and thus qualify for the subsidy under the Act, and (2) the expected subsidy will offset or reduce the employer's share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. We will adopt the provisions of FSP FAS No. 106-2 effective for the quarterly period beginning July 5, 2004. The impact on our financial statements will be insignificant.

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

               ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                              ABOUT MARKET RISK

     Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 for a discussion of "Market-Sensitive Instruments and Risk Management." As of December 31, 2003, equity-related financial instruments employed by us to reduce market risk included long contracts with a notional value of $282.1 million and short contracts with a notional value of $201.7 million. At July 4, 2004, the notional value of long contracts was $177.1 million and the notional value of short contracts was $19.0 million. Such instruments are marked-to-market each month, with unrealized gains and losses included in the results of operations. The unrealized gains (losses) on equity-related long contracts at December 31, 2003 and July 4, 2004 were $35.6 and $(6.6) million, respectively. The unrealized gains (losses) on equity-related short contracts was $1.5 and $(0.6) million at December 31, 2003 and July 4, 2004, respectively.

     During 2003, the Company entered into interest rate swaps with a notional value of $23.0 million in order to economically hedge interest rate risk associated with investments in securities for which the market value is correlated with interest rate changes. The interest rate swaps are marked-to-market each month, with unrealized gains and losses included in the results of operations. At December 31, 2003 and July 4, 2004, the unrealized gains related to the interest rate swaps were $48,000 and $205,000, respectively.


                        ITEM 4. CONTROLS AND PROCEDURES

     Disclosure Controls and Procedures: Our management, with the participation of our Chief Executive Officer (principal executive officer) and Vice President and Controller (principal financial officer), conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Vice President and Controller have each concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports filed, furnished or submitted under the Exchange Act.

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

                                    PART II

                              OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      Exhibit Number
      --------------

      31.1 Rule 13a-14(a)/Rule 15d-14(a) Certification of the Principal Executive Officer.

      31.2 Rule 13a-14(a)/Rule 15d-14(a) Certification of the Principal Financial Officer.

      32.1   Certification pursuant to 18 U.S.C. Section 1350.


(b)   Reports on Form 8-K filed during the current quarter:

      The Company filed a report on Form 8-K, dated May 4, 2004, reporting an event under Item 12 thereof. The information set forth in Item 12 of that Form 8-K was furnished to the Securities and Exchange Commission and not "filed" pursuant to Section 18 of the Securities Exchange Act of 1934, as amended.

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             INTERNATIONAL SPECIALTY HOLDINGS INC.




DATE:  August 18, 2004         BY:  /s/Sunil Kumar
       ---------------              --------------

                                    Sunil Kumar
                                    President and Chief Executive Officer
                                    (Duly Authorized Officer)


DATE:  August 18, 2004         BY:  /s/Kenneth M. McHugh
       ---------------              --------------------

                                    Kenneth M. McHugh
                                    Vice President and Controller
                                    (Principal Financial and Chief
                                       Accounting Officer)