Form 10-Q
period 2004-10-03
INTERNATIONAL SPECIALTY HOLDINGS INC
filed 2004-11-17
CIK 1157303

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
  /X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended OCTOBER 3, 2004

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

     As of November 16, 2004, 100 shares of the registrant's common stock (par value $.001 per share) were outstanding. There is no trading market for the common stock of the registrant. No shares of the registrant were held by non-affiliates.

                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS



                     INTERNATIONAL SPECIALTY HOLDINGS INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                       THIRD QUARTER ENDED    NINE MONTHS ENDED
                                      ---------------------  --------------------
                                      OCTOBER 3,  SEPT. 28,  OCTOBER 3,  SEPT. 28,
                                         2004       2003*       2004*      2003*
                                      ---------   ---------  ---------  ---------
                                                      (THOUSANDS)
Net sales............................ $ 295,572   $ 217,821  $ 898,183  $ 679,925
Cost of products sold................  (206,168)   (143,712)  (607,291)  (443,520)
Selling, general and administrative..   (50,041)    (42,991)  (152,060)  (131,743)
Other operating charges..............         -           -          -     (1,451)
Amortization of intangible assets....      (336)       (144)      (775)      (432)
                                      ---------   ---------  ---------  ---------
Operating income.....................    39,027      30,974    138,057    102,779
Interest expense.....................   (19,821)    (18,858)   (58,346)   (57,799)
Investment income (loss), net........    (5,268)     (5,407)    (2,361)    21,477
Other expense, net...................    (1,853)     (2,026)    (6,538)    (2,114)
                                      ---------   ---------  ---------  ---------
Income before income taxes and
  cumulative effect of change in
  accounting principle...............    12,085       4,683     70,812     64,343
Income taxes.........................    (4,230)     (1,653)   (24,221)   (21,952)
                                      ---------   ---------  ---------  ---------
Income before cumulative effect of
  change in accounting principle.....     7,855       3,030     46,591     42,391

Cumulative effect of change in
  accounting principle, net of
  income tax benefit of $600.........         -           -          -     (1,021)
                                      ---------   ---------  ---------  ---------
Net income........................... $   7,855   $   3,030  $  46,591  $  41,370
                                      =========   =========  =========  =========










* Restated - see Note 1.


      The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                     INTERNATIONAL SPECIALTY HOLDINGS INC.
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                       OCTOBER 3,   DECEMBER 31,
                                                          2004          2003*
                                                       ----------   -----------
                                                              (THOUSANDS)
ASSETS
Current Assets:
  Cash and cash equivalents..........................  $   66,810   $  157,637
  Investments in trading securities..................      21,951      126,307
  Investments in available-for-sale securities.......     296,473       42,165
  Accounts receivable, trade, less allowance of
     $7,050 and $5,938 at October 3, 2004 and
     December 31, 2003, respectively.................     138,456      100,586
  Accounts receivable, other.........................      33,851       21,158
  Receivables from related parties...................      16,772       12,085
  Inventories........................................     205,249      205,273
  Deferred income tax assets.........................      27,317       25,701
  Prepaid expenses...................................       5,784        5,955
                                                       ----------   ----------
    Total Current Assets.............................     812,663      696,867
Property, plant and equipment, net...................     611,700      599,877
Goodwill, net of accumulated amortization of $180,486     337,398      331,101
Intangible assets, net of accumulated amortization of
  $1,925 and $1,150 at October 3, 2004 and
  December 31, 2003, respectively....................      18,761        8,866
Long-term loans receivable from related party........      95,725       95,546
Other assets.........................................      67,618       61,786
                                                       ----------   ----------
Total Assets.........................................  $1,943,865   $1,794,043
                                                       ==========   ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Short-term debt....................................  $    9,811   $       68
  Current maturities of long-term debt...............       4,439        4,072
  Accounts payable...................................      83,644       66,505
  Accrued liabilities................................      83,317       95,061
  Income taxes payable...............................      24,541       32,579
                                                       ----------   ----------
    Total Current Liabilities........................     205,752      198,285
                                                       ----------   ----------
Long-term debt less current maturities...............     873,399      824,304
                                                       ----------   ----------
Deferred income tax liabilities......................     113,865       88,504
                                                       ----------   ----------
Other liabilities....................................     136,823      126,736
                                                       ----------   ----------
Shareholder's Equity:
  Common stock, $.001 par value per share;
    100 shares issued and outstanding................           -            -
  Additional paid-in capital.........................     642,267      642,267
  Accumulated deficit................................     (40,970)     (87,561)
  Accumulated other comprehensive income.............      12,729        1,508
                                                       ----------   ----------
    Total Shareholder's Equity.......................     614,026      556,214
                                                       ----------   ----------
Total Liabilities and Shareholder's Equity...........  $1,943,865   $1,794,043
                                                       ==========   ==========


* Restated - see Note 1.

      The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                     INTERNATIONAL SPECIALTY HOLDINGS INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                               --------------------
                                                               OCTOBER 3,  SEPT. 28,
                                                                  2004*      2003*
                                                               ---------   ---------
                                                                    (THOUSANDS)
Cash provided by (used in) operating activities:
  Net income.................................................  $  46,591  $  41,370
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Cumulative effect of change in accounting principle....          -      1,021
      Depreciation...........................................     49,634     45,176
      Amortization of intangible assets......................        775        432
      Deferred income taxes..................................     15,321     21,030
      Unrealized losses on securities........................     52,117      5,185
  Increase in working capital items..........................    (41,897)   (41,566)
  Purchases of trading securities............................   (416,103)  (273,709)
  Proceeds from sales of trading securities..................    473,853    439,707
  Proceeds (repayments) from sale of accounts receivable.....      3,930     (2,560)
  Change in receivable from/payable to related parties.......     (4,687)   (44,517)
  Other, net.................................................      1,653      2,244
                                                               ---------  ---------
Net cash provided by operating activities....................    181,187    193,813
                                                               ---------  ---------
Cash provided by (used in) investing activities:
  Capital expenditures and acquisitions......................    (85,083)   (55,739)
  Purchases of available-for-sale securities.................   (375,052)   (66,259)
  Proceeds from sales of available-for-sale securities.......    132,188    121,382
                                                               ---------  ---------
Net cash used in investing activities........................   (327,947)      (616)
                                                               ---------  ---------
Cash provided by (used in) financing activities:
  Net increase (decrease) in short-term debt.................      9,743    (39,658)
  Proceeds from issuance of debt.............................     31,188          -
  Increase in borrowings under revolving credit facility.....     20,734          -
  Repayments of long-term debt...............................     (3,261)    (1,663)
  Increase in loans to related party.........................       (179)   (95,295)
  Debt issuance costs........................................     (2,124)         -
  Capital contribution from parent company...................          -      1,451
                                                               ---------  ---------
Net cash provided by (used in) financing activities..........     56,101   (135,165)
                                                               ---------  ---------
Effect of exchange rate fluctuations on cash and
  cash equivalents...........................................       (168)     3,043
                                                               ---------  ---------
Net change in cash and cash equivalents......................    (90,827)    61,075
Cash and cash equivalents, beginning of period...............    157,637     35,060
                                                               ---------  ---------
Cash and cash equivalents, end of period.....................  $  66,810  $  96,135
                                                               =========  =========


* Restated - see Note 1.


      The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

                                                            NINE MONTHS ENDED
                                                           --------------------
                                                           OCTOBER 3,  SEPT. 28,
                                                              2004*      2003*
                                                           ---------  ---------
                                                                 (THOUSANDS)

Supplemental Cash Flow Information:

  Cash paid during the period for:
    Interest (net of amount capitalized).................  $ 63,690    $ 60,956
    Income taxes (including taxes paid pursuant to the
       Tax Sharing Agreement)............................    14,348       3,732

  Acquisitions:
    Estimated fair market value of assets acquired.......  $ 30,421    $ 24,206
    Purchase price of acquisitions.......................    27,280      13,391
                                                           --------    --------
    Liabilities assumed..................................  $  3,141    $ 10,815
                                                           ========    ========



























* Restated - see Note 1.




      The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


     The consolidated financial statements for International Specialty Holdings Inc. (the "Company") reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company and its consolidated subsidiaries at October 3, 2004, and the results of operations and cash flows for the three and nine month periods ended October 3, 2004 and September 28, 2003. All adjustments are of a normal recurring nature. Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the "2003 Form 10-K").


NOTE 1.  CAPITAL CONTRIBUTION FROM PARENT COMPANY

     Effective July 28, 2003, the Company's parent company, International Specialty Products Inc. ("ISP"), acquired, through a wholly owned limited partnership, ISP Synthetic Elastomers LP, certain assets of the synthetic rubber business of Ameripol Synpol Corporation. The synthetic elastomers business manufactures and sells emulsified styrene butadiene rubber and related products. Effective August 30, 2004, ISP contributed the synthetic elastomers business to the capital of the Company. Accordingly, the Company's consolidated financial statements include the results of the synthetic elastomers business from the date of its acquisition by ISP. The synthetic elastomers business is being reported as a separate business segment (see Note 13). The consolidated financial statements as of December 31, 2003 and for the third quarter of 2003 and the first nine months of 2003 and 2004 have been restated to include the assets and liabilities and the results of operations of the synthetic elastomers business from July 28, 2003. As of December 31, 2003 and August 30, 2004, the effective date of the contribution, consolidated total assets increased by $18.3 and $46.5 million, respectively. For the third quarter and first nine months of 2003, the synthetic elastomers business recorded sales of $2.7 million and a net loss of $0.9 million. The third quarter and first nine months of 2004 include sales of $42.8 and $116.8 million, respectively, and net income of $0.2 and $3.2 million, respectively.


NOTE 2.  RELATED PARTY TRANSACTION

     In August 2004, the Company entered into a loan agreement with ISP pursuant to which the Company will allow ISP to borrow from time to time up to $350.0 million with interest at the rate of 3.74% per annum on the outstanding principal balance. Commencing in 2005, payment of interest is due in arrears on the outstanding principal balance on January 31 and July 31 for each year thereafter. This facility shall terminate August 2007, unless terminated earlier. ISP has also agreed to enter into a loan agreement as the lender with an entity controlled by Samuel J. Heyman on terms substantially the same as the loan agreement between the Company and ISP. While, as of October 3, 2004 there were no borrowings outstanding under either facility, during the third quarter there was an outstanding balance as of any one time of as much as $27.4 million.

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 3.  CREDIT FACILITIES

     On April 2, 2004, the Company's wholly owned subsidiary, ISP Chemco Inc. ("ISP Chemco"), and three of its wholly owned subsidiaries, amended and restated its June 2001 $450.0 million senior secured credit facilities (the "Senior Credit Facilities"). The Senior Credit Facilities provide a $250.0 million term loan with a maturity in March 2011, which replaced the $225.0 million term loan that was due to mature in June 2008. In connection therewith, the Company borrowed an additional $31.2 million to bring the outstanding balance of the term loan to $250.0 million. The Senior Credit Facilities reduced the margin-based interest rate for term loan borrowings and amended financial covenant ratios, including the elimination of the minimum adjusted net worth covenant. For additional information relating to the Senior Credit Facilities, reference is made to Note 14 to consolidated financial statements contained in the 2003 Form 10-K.

     On April 15, 2004, the $225.0 million revolving credit facility under the Senior Credit Facilities, which was to terminate in June 2006, was reduced to $200.0 million, including a borrowing capacity not in excess of $50.0 million for letters of credit, and the maturity was extended to April 15, 2009. In addition, the margin-based interest rate for revolving credit borrowings was reduced.

     In April 2004, ISP Synthetic Elastomers LP entered into a $25.0 million Financing Agreement (the "Credit Facility"), which can be increased to $35.0 million at our option. The initial borrowings under the Credit Facility were primarily used to partially repay intercompany advances and for working capital purposes. The Credit Facility has a maturity date of April 13, 2009, subject to certain conditions, and is secured by a lien upon substantially all of the assets of ISP Synthetic Elastomers LP. Availability under the Credit Facility is based upon Eligible Accounts Receivable and Eligible Inventory, as defined in the Credit Facility, and includes a borrowing capacity not in excess of $10.0 million for letters of credit. The Credit Facility bears interest at a floating rate based upon the Prime Rate or LIBOR, each as defined in the Credit Facility. The Credit Facility does not contain any required financial covenants as long as a minimum availability requirement is met. Borrowings outstanding under the Credit Facility, which are included in long-term debt, amounted to $20.7 million at October 3, 2004.


NOTE 4.  ACQUISITIONS

     During the first quarter of 2004, ISP Chemco completed three acquisitions in Europe to further enhance the Company's global specialty chemicals business. The purchase price of the assets and businesses acquired totaled $27.3 million in cash.

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 5.  NEW ACCOUNTING STANDARDS

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

     In May 2004, the FASB issued FASB Staff Position ("FSP") No. FAS 106-2 to provide guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") for employers that sponsor postretirement health care plans which provide prescription drug benefits. In addition, the FSP requires those employers to provide certain disclosures in their financial statements regarding the effect of the Act and the related subsidy on postretirement health obligations and net periodic postretirement benefit cost. The Company adopted the provisions of FSP FAS No. 106-2 effective for the quarterly period beginning July 5, 2004. The impact on the Company's financial statements was insignificant.


NOTE 6.  INVESTMENT INCOME (LOSS)

     Investment income (loss) for the first nine months of 2004 includes a $5.5 million other than temporary impairment charge related to an available-for-sale equity security held in the Company's investment portfolio. The Company periodically reviews investment securities for impairment when the cost basis of a security exceeds the market value.

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 7.  COMPREHENSIVE INCOME

                                                Third Quarter Ended     Nine Months Ended
                                                --------------------  ---------------------
                                                October 3,  Sept. 28,  October 3,  Sept. 28,
                                                   2004       2003        2004       2003
                                                ---------  ---------  ----------  ---------
                                                                (Thousands)
Net income...................................   $  7,855   $  3,030   $  46,591   $  41,370
                                                --------   --------   ---------   ---------
Other comprehensive income (loss), net of tax:
  Change in unrealized gains (losses) on
    available-for-sale securities:
    Unrealized holding gains arising during
      the period, net of income tax
      provision of $(3,254), $(5,513),
      $(4,756) and $(5,693), respectively.....     6,835     10,392       9,270       8,725
    Less: reclassification adjustment for
      gains (losses) included in net income,
      net of income tax (provision) benefit of
      $(1,302), $684, $267 and $(168),
      respectively............................     2,560     (1,658)     (2,662)       (563)
                                                --------   --------   ---------   ---------
  Total change for the period.................     4,275     12,050      11,932       9,288
                                                --------   --------   ---------   ---------
Foreign currency translation adjustment.......     2,807       (239)       (711)      9,411
                                                --------   --------   ---------   ---------
Total other comprehensive income..............     7,082     11,811      11,221      18,699
                                                --------   --------   ---------   ---------
Comprehensive income..........................  $ 14,937   $ 14,841   $  57,812   $  60,069
                                                ========   ========   =========   =========


     Changes in the components of accumulated other comprehensive income for the nine months ended October 3, 2004 are as follows:

                                   Unrealized        Cumulative        Additional
                                 Gains (Losses)        Foreign          Minimum          Accumulated
                                  On Available-       Currency          Pension             Other
                                    for-Sale        Translation         Liability       Comprehensive
                                   Securities        Adjustment        Adjustment          Income
                                 --------------     -----------        ----------       -------------
                                                            (Thousands)
  Balance, December 31, 2003...  $  (1,405)         $   9,033         $  (6,120)         $   1,508
  Change for the period........     11,932               (711)                -             11,221
                                 ---------          ---------         ---------          ---------
  Balance, October 3, 2004.....  $  10,527          $   8,322         $  (6,120)         $  12,729
                                 =========          =========         =========          =========

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 8.  INVENTORIES

     Inventories comprise the following:

                                       October 3,     December 31,
                                          2004            2003
                                       ---------      ------------
                                              (Thousands)
     Finished goods................     $118,836        $126,227
     Work-in-process...............       38,544          36,415
     Raw materials and supplies....       47,869          42,631
                                        --------        --------
     Inventories...................     $205,249        $205,273
                                        ========        ========

     At October 3, 2004 and December 31, 2003, $64.0 and $62.7 million, respectively, of domestic inventories were valued using the LIFO method. If the FIFO inventory method had been used for these inventories, the value of inventories would have been $6.7 and $4.2 million higher at October 3, 2004 and December 31, 2003, respectively.


NOTE 9.  GOODWILL AND INTANGIBLE ASSETS

     The following schedule reconciles the changes in the carrying amount of goodwill, by business segment, for the nine months ended October 3, 2004.

                                       Specialty        Industrial         Mineral       Synthetic      Total
                                       Chemicals        Chemicals          Products      Elastomers     Goodwill
                                       ---------        ----------         ---------     ----------     ---------
                                                                          (Thousands)
   Balance, December 31, 2003........  $ 279,562        $        -         $  51,539     $        -     $ 331,101
   Acquisitions and valuation
      adjustment.....................      6,212                 -                 -              -         6,212
   Translation adjustment............         85                 -                 -              -            85
                                       ---------        ----------         ---------     ----------     ---------
   Balance, October 3, 2004..........  $ 285,859        $        -         $  51,539     $        -     $ 337,398
                                       =========        ==========         =========     ==========     =========


     The following is information as of October 3, 2004 and December 31, 2003 related to the Company's acquired intangible assets:


                                                                       October 3, 2004               December 31, 2003
                                                  Range of     -----------------------------    ----------------------------
                                                Amortizable    Gross Carrying    Accumulated    Gross Carrying    Accumulated
                                                   Lives           Amount       Amortization        Amount       Amortization
                                                -----------    --------------   ------------    --------------   ------------
                                                                                    (Dollars in Thousands)
  Intangible assets subject to amortization:
    Patents.................................... 5- 20 years     $      669      $   (155)       $      669       $    (113)
    Formulations............................... 5- 10 years          2,740          (203)                -               -
    Unpatented technology...................... 10-15 years          1,100           (44)                -               -
    Customer base.............................. 10-15 years          2,348          (105)                -               -
    Non-compete agreements..................... 2-  5 years          3,419        (1,327)            1,571            (971)
    EPA registrations..........................     5 years            166           (91)              166             (66)
                                                                ----------      --------        ----------       ---------
      Total amortizable intangible assets......                     10,442        (1,925)            2,406          (1,150)
                                                                ----------      --------        ----------       ---------
  Intangible assets not subject to amortization:
    Trademarks.................................                      5,596             -            2,962                -
    EPA registrations..........................                      4,648             -            4,648                -
                                                                ----------      --------        ---------        ---------
      Total unamortized intangible assets......                     10,244             -            7,610                -
                                                                ----------      --------        ---------        ---------

  Total intangible assets.........................              $   20,686      $ (1,925)       $  10,016        $  (1,150)
                                                                ==========      ========        =========        =========

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 9.  GOODWILL AND INTANGIBLE ASSETS - (CONTINUED)


        Estimated amortization expense:                      (Thousands)
        Year ended December 31,                               ----------
        2004................................................  $   1,100
        2005................................................      1,301
        2006................................................      1,301
        2007................................................      1,037
        2008................................................      1,037


NOTE 10.  ASSET RETIREMENT OBLIGATIONS

     The Company adopted Statement of Financial Accounting Standards
("SFAS") No. 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. SFAS No. 143 established accounting and reporting standards for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset. The Company holds long-lived assets that have legal obligations associated with their retirement, including deep wells that require capping, minerals quarries that require reclamation and other plant assets subject to certain environmental regulations. As a result of adopting SFAS No. 143, effective January 1, 2003, the Company recognized an after-tax charge of $1.0 million ($1.6 million before an income tax benefit of $0.6 million) as the cumulative effect of a change in accounting principle, and recorded an asset retirement obligation of $1.9 million and a net increase in property, plant and equipment of $0.3 million.


NOTE 11.  OTHER OPERATING CHARGES

     In February 2003, the Company's parent company, ISP, completed a going private transaction. As a result, the Company's stock-based compensation plans were terminated and payments were made in accordance with the terms of that transaction. Accordingly, holders of approximately 2.7 million vested, in-the-money stock options outstanding and exercisable on February 28, 2003 received cash amounts aggregating $1.5 million that were recorded as compensation expense in the first quarter of 2003.


NOTE 12.  BENEFIT PLANS

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

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 12.  BENEFIT PLANS - (CONTINUED)

employees (the "ISP Marl Plan"). Benefits under this plan are based on average earnings over each employee's career with the Company.

     The Company's net periodic pension cost for the third quarter and first nine months of 2004 and 2003 for the Hourly Retirement Plan included the following components:


                                                 Third Quarter Ended            Nine Months Ended
                                              -------------------------      --------------------------
                                              October 3,      Sept. 28,      October 3,       Sept. 28,
                                                 2004           2003            2004            2003
                                              ---------      ----------      ----------       ---------
                                                                    (Thousands)
   Service cost.............................  $    69        $     60        $   207          $   180
   Interest cost............................      523             525          1,569            1,574
   Expected return on plan assets...........     (736)           (716)        (2,208)          (2,148)
   Amortization of actuarial losses.........      126              98            378              294
   Amortization of unrecognized prior
     service cost...........................       60              69            180              208
                                              -------        --------        -------          -------
   Net periodic pension cost................  $    42        $     36        $   126          $   108
                                              =======        ========        =======          =======


     The Company's net periodic pension cost for the third quarter and first nine months of 2004 and 2003 for the ISP Marl Plan included the following components:


                                                Third Quarter Ended             Nine Months Ended
                                              -------------------------      --------------------------
                                              October 3,      Sept. 28,      October 3,       Sept. 28,
                                                 2004           2003             2004             2003
                                              ----------     ----------      ---------       ----------
                                                                    (Thousands)
   Service cost.............................  $    23        $     20        $    69          $    60
   Interest cost............................       48              39            144              117
   Amortization of unrecognized prior
     service cost...........................        1               1              3                3
                                              -------        --------        -------          -------
   Net periodic pension cost................  $    72        $     60        $   216          $   180
                                              =======        ========        =======          =======


   Postretirement Medical and Life Insurance

     The Company generally does not provide postretirement medical and life insurance benefits, although it subsidizes such benefits for certain employees and certain retirees.

     The net periodic postretirement benefit (income) cost for the third quarter and first nine months of 2004 and 2003 included the following components:

                                                  Third Quarter Ended            Nine Months Ended
                                              ---------------------------    --------------------------
                                              October 3,       Sept. 28,     October 3,       Sept. 28,
                                                 2004            2003           2004            2003
                                              ----------     ------------    ----------       ---------
                                                                      (Thousands)
   Service cost.............................  $    (9)       $     32        $     8          $    96
   Interest cost............................       75             156            281              467
   Amortization of actuarial (gains) losses.      (33)              7            (66)              21
   Amortization of unrecognized prior
     service cost...........................      (71)            (71)          (213)            (213)
                                              -------        --------        -------          -------
   Net periodic postretirement benefit
      (income) cost.........................  $   (38)       $    124        $    10          $   371
                                              =======        ========        =======          =======

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 13.  BUSINESS SEGMENT INFORMATION


                                                Third Quarter Ended       Nine Months Ended
                                               ---------------------   -----------------------
                                               October 3,  Sept. 28,    October 3,   Sept. 28,
                                                  2004        2003         2004       2003
                                               ---------   ---------    ---------   ----------
                                                                (Thousands)
Net sales:
  Specialty Chemicals.......................   $ 168,725   $ 153,464    $ 532,979   $ 470,378
  Industrial Chemicals......................      50,521      35,047      148,283     128,574
  Synthetic Elastomers (1)..................      42,799       2,696      116,845       2,696
  Mineral Products (2)......................      33,527      26,614      100,076      78,277
                                               ---------   ---------    ---------   ---------
Net sales...................................   $ 295,572   $ 217,821    $ 898,183   $ 679,925
                                               =========   =========    =========   =========

Operating income (loss):
  Specialty Chemicals.......................   $  33,760   $  29,760    $ 121,564   $  96,697
  Industrial Chemicals......................        (736)     (1,221)      (2,322)     (5,342)
  Synthetic Elastomers (1)..................         679      (1,198)       5,347      (1,198)
  Mineral Products..........................       5,528       3,496       13,580      12,233
                                               ---------   ---------    ---------   ---------
  Total segment operating income............      39,231      30,837      138,169     102,390
  Unallocated corporate office..............        (204)        137         (112)        389
                                               ---------   ---------    ---------   ---------
Total operating income......................      39,027      30,974      138,057     102,779
Interest expense, investment income (loss)
    and other expense, net .................     (26,942)    (26,291)     (67,245)    (38,436)
                                               ---------   ---------    ---------   ---------
Income before income taxes and cumulative
  effect of change in accounting principle..   $  12,085   $   4,683    $  70,812   $  64,343
                                               =========   =========    =========   =========


 (1) See Note 1.

 (2) Includes sales to Building Materials Corporation of America, an affiliate, and its subsidiaries, of $24.2 and $19.5 million for the third quarter of 2004 and 2003, respectively, and $73.3 and $59.2 million for the first nine months of 2004 and 2003, respectively.


NOTE 14.  CONTINGENCIES

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

     While the Company cannot predict whether adverse decisions or events can occur in the future, in the opinion of the Company's management, the resolution

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 14.  CONTINGENCIES - (CONTINUED)

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

     On September 15, 1997, G-I Holdings received a notice from the Internal Revenue Service ("IRS") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which G-I Holdings held an interest. On September 21, 2001, the IRS filed a proof of claim with respect to such deficiency in the G-I Holdings bankruptcy against G-I Holdings and ACI Inc., a subsidiary of G-I Holdings which also held an interest in the surfactants partnership and also has filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. If the proof of claim is sustained, ISP and/or certain of its subsidiaries together with G-I Holdings and several current and former subsidiaries of G-I Holdings would be severally liable for taxes and interest in the amount of approximately $291 million, computed as of October 3, 2004. On May 7, 2002, G-I Holdings, together with ACI Inc., filed an objection to the proof of claim, which objection will be heard by the United States District Court for the District of New Jersey overseeing the G-I Holdings bankruptcy. G-I Holdings has advised the Company that it believes that it will prevail in this tax matter involving the surfactants partnership, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position or results of operations. For additional information relating to G-I Holdings, reference is

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 14.  CONTINGENCIES - (CONTINUED)

made to Notes 8 and 21 to consolidated financial statements contained in the 2003 Form 10-K.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Unless otherwise indicated by the context, "we," "us" and "our" refer to International Specialty Holdings Inc. and its consolidated subsidiaries.


CRITICAL ACCOUNTING POLICIES

     There have been no significant changes in our critical accounting policies during the first nine months of 2004. For a discussion of our critical accounting policies, reference is made to the "- Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.


RESULTS OF OPERATIONS - THIRD QUARTER 2004 COMPARED WITH
                        THIRD QUARTER 2003

     Overview

     Effective July 28, 2003, our parent company, International Specialty Products Inc., which we refer to as "ISP," acquired, through a wholly owned limited partnership, ISP Synthetic Elastomers LP, certain assets of the synthetic rubber business of Ameripol Synpol Corporation. Effective August 30, 2004, ISP contributed the synthetic elastomers business to our capital. Accordingly, our consolidated financial statements have been restated to include the results of the synthetic elastomers business from the date of its acquisition by ISP (see Note 1 to consolidated financial statements).

     We recorded net income of $7.9 million for the third quarter of 2004 compared with net income of $3.0 million in the third quarter of 2003. The improved results for the third quarter of 2004 were attributable to significantly higher operating income.

     Net Sales. Net sales by business segment for the third quarter of 2004 and 2003 were:

                                                    Third Quarter Ended
                                                -----------------------------
                                                October 3,          Sept. 28,
                                                   2004               2003
                                                ----------         ----------
                                                         (Millions)
      Specialty chemicals....................   $   168.7          $   153.5
      Industrial chemicals...................        50.5               35.0
      Synthetic elastomers...................        42.8                2.7
      Mineral products.......................        33.6               26.6
                                                ---------          ---------
        Net sales............................   $   295.6          $   217.8
                                                =========          =========

     Net sales for the third quarter of 2004 were $295.6 million compared with $217.8 million in the third quarter of 2003. The $77.8 million (36%) increase in sales resulted primarily from the synthetic elastomers business ($42.8 million), acquired during the third quarter of 2003, in addition to higher unit volumes in all other business segments (totaling $32.4 million) and the favorable impact of the weaker U.S. dollar ($5.2 million), primarily in

Europe. Specialty chemicals sales also benefited from the three acquisitions made during the first quarter of 2004.

     Gross Margin. Our gross margin in the third quarter of 2004 was 30.2% compared with 34.0% in the third quarter of 2003. The overall margin was reduced due to the lower margin synthetic elastomers business which had a gross margin of 7.7% for the third quarter of 2004. The gross margin for the specialty chemicals segment increased to 42.4% in the third quarter of 2004 from 41.5% in the same period of 2003 as a result of the favorable impact of higher volumes and the weaker U.S. dollar, partially offset by higher manufacturing costs, while the gross margin for the mineral products segment increased to 26.4% from 23.0% in the third quarter of 2003 as a result of favorable pricing and the impact of higher unit volumes. The gross margin for the industrial chemicals segment decreased to 11.2% from 13.9% in the third quarter of 2003 primarily due to the adverse impact of the stronger Euro on European-based manufacturing costs.

     Selling, General and Administrative. Selling, general and administrative expenses increased 16% in the third quarter of 2004 to $50.0 million from $43.0 million in the third quarter of 2003, however, as a percent of sales, decreased to 16.9% from 19.7% in the third quarter of 2003, due mainly to the inclusion of operating expenses for the synthetic elastomers business, for which operating expenses represented only 6.0% of sales. The increase in selling, general and administrative expenses in the third quarter of 2004 related primarily to higher selling and distribution costs as a result of the higher sales levels.

     Operating Income. Operating income (loss) by business segment for the third quarter of 2004 and 2003 was:

                                                     Third Quarter Ended
                                                -----------------------------
                                                October 3,          Sept. 28,
                                                   2004               2003
                                                ----------         ----------
                                                         (Millions)
      Specialty chemicals....................   $    33.8          $    29.8
      Industrial chemicals...................        (0.7)              (1.2)
      Synthetic elastomers...................         0.7               (1.2)
      Mineral products.......................         5.5                3.5
                                                ---------          ---------
        Total segment operating income.......        39.3               30.9
      Unallocated corporate office items.....        (0.3)               0.1
                                                ---------          ---------
        Operating income.....................   $    39.0          $    31.0
                                                =========          =========

     Operating income for the third quarter of 2004 was $39.0 million, a 26% increase compared with $31.0 million in the third quarter of 2003. Operating income for the specialty chemicals segment was $33.8 million for the third quarter of 2004, a 13% improvement compared with $29.8 million in the third quarter of 2003. The improved results were attributable to higher unit volumes in the personal care product line and an improved product mix and manufacturing efficiencies achieved in the fine chemicals product line. Operating income for the specialty chemicals segment in the third quarter of 2004 was also favorably impacted by the weaker U.S. dollar and, to a lesser extent, by the contribution to income from the three specialty chemical niche acquisitions made during the first quarter of 2004 (see "-Liquidity and Financial Condition" below).

     The industrial chemicals segment recorded an operating loss of $0.7 million in the third quarter of 2004 compared with an operating loss of $1.2 million in the third quarter of 2003. The results were attributable to favorable unit volumes and pricing, partially offset by the adverse impact of the stronger Euro on European-based manufacturing costs.

     Operating income for the synthetic elastomers segment was $0.7 million in the third quarter of 2004 compared with an operating loss of $1.2 million in the third quarter of 2003 after its acquisition when the business was in its start-up phase.

     Operating income for the mineral products segment was $5.5 million in the third quarter of 2004 compared with $3.5 million in the third quarter of 2003. The 57% improvement in operating income from the third quarter of 2003 was due to higher unit volumes and favorable pricing, partially offset by increased manufacturing costs and higher freight and distribution expenses.

     Interest Expense. Interest expense for the third quarter of 2004 was $19.8 million compared with $18.9 million in the same period in 2003. The higher interest expense was attributable to higher average borrowings ($1.2 million impact), partially offset by lower average interest rates ($0.3 million impact), both as a result of the refinancing of our senior secured credit facility in April 2004 (see "-Liquidity and Financial Condition" below).

     Investment Income (Loss). Investment losses in the third quarter of 2004 were $5.3 million compared with investment losses of $5.4 million in the third quarter of 2003.

     Other Expense, net. Other expense, net, comprises foreign exchange gains/losses resulting from the revaluation of foreign currency-denominated accounts receivable and payable as a result of changes in exchange rates, and other nonoperating items of expense. Other expense, net, was $1.9 million in the third quarter of 2004 compared with $2.0 million in the third quarter of 2003.

     Income Taxes. In the third quarter of 2004, we recorded a provision for income taxes of $4.2 million. Our effective tax rate for the third quarter of 2004 was 35.0%, which was consistent with an effective tax rate of 35.3% in the third quarter of 2003.

Business Segment Review

     A discussion of operating results for each of our business segments follows. We operate our business through four reportable business segments: specialty chemicals; industrial chemicals; synthetic elastomers; and mineral products.

Specialty Chemicals

     Sales in the third quarter of 2004 were $168.7 million compared with $153.5 million in the same period in 2003. The 10% increase in sales was mainly attributable to higher unit volumes ($15.1 million), primarily in the personal care and performance chemicals product lines. The favorable impact of the weaker U.S. dollar ($3.6 million), primarily in Europe, also benefited sales. The personal care product line experienced strong volume growth in its skin care and oral care markets in Europe and North America. Sales for the performance chemicals, food and personal care product lines also benefited from the three acquisitions made during the first quarter of 2004.

     Operating income for the specialty chemicals segment improved 13% to $33.8 million for the third quarter of 2004 compared with $29.8 million in the third quarter of 2003. The improved results were attributable to the favorable effect of higher unit volumes (totaling $10.6 million), mainly in the personal care and performance chemicals product lines, and an improved product mix and manufacturing efficiencies achieved in the fine chemicals product line. Operating income for the specialty chemicals segment in the third quarter of 2004 was also favorably impacted by the weaker U.S. dollar ($1.2 million) and, to a lesser extent, from the contribution to income from the three acquisitions made during the first quarter of 2004. Partially offsetting these favorable factors was unfavorable pricing ($3.5 million) across all product lines and higher manufacturing costs in all product lines other than fine chemicals (totaling $3.6 million).

Industrial Chemicals

     Sales in the third quarter of 2004 were $50.5 million compared with $35.0 million in the third quarter of 2003. The 44% increase in sales resulted from higher unit volumes ($12.5 million), favorable pricing ($1.4 million) and by the favorable effect of the weaker U.S. dollar ($1.6 million).

     The industrial chemicals segment recorded an operating loss of $0.7 million in the third quarter of 2004 compared with an operating loss of $1.2 million in the third quarter of 2003. The results were attributable to the favorable impact of higher unit volumes and favorable pricing (totaling $2.4 million), partially offset by the adverse impact of the stronger Euro on European-based manufacturing costs.

Synthetic Elastomers

     The synthetic elastomers business was acquired by our parent company, ISP, in July 2003 and ISP contributed this business to our company effective August 30, 2004. The synthetic elastomers business manufactures and sells emulsified styrene butadiene rubber and related products. Since the date of its acquisition, we have expended nearly $14 million for capital improvements for this business.

     Sales for the synthetic elastomers business segment were $42.8 million in the third quarter of 2004 compared with $2.7 million in the third quarter of 2003 after the date of its acquisition. The synthetic elastomers business recorded operating income of $0.7 million in the third quarter of 2004 compared with an operating loss of $1.2 million in the third quarter of 2003 after its acquisition when the business was in its start-up phase.

Mineral Products

     Sales for the mineral products segment for the third quarter of 2004 were $33.6 million compared with $26.6 million for the third quarter of 2003. The 26% increase was due to higher unit volumes ($4.8 million) as a result of industry-wide growth and also favorable pricing ($2.1 million). The sales growth included 24% higher sales to Building Materials Corporation of America, an affiliate which we refer to as "BMCA."

     Operating income for the mineral products segment was $5.5 million in the third quarter of 2004 compared with $3.5 million for the third quarter of 2003. The 57% improvement from the third quarter of 2003 was primarily due to the impact of the higher unit volumes and favorable pricing (totaling $3.4 million), partially offset by increased manufacturing costs and higher freight and distribution expenses (totaling $1.4 million).


RESULTS OF OPERATIONS - FIRST NINE MONTHS 2004 COMPARED WITH
                        FIRST NINE MONTHS 2003

     Overview

     We recorded net income of $46.6 million for the first nine months of 2004 compared with net income of $41.4 million in the first nine months of 2003. The improved results for the first nine months of 2004 were attributable to higher operating income, partially offset by investment losses. Net income for the first nine months of 2003 included a $1.0 million after-tax charge for the cumulative effect of a change in accounting principle from the adoption of Statement of Financial Accounting Standards, which we refer to as "SFAS," No. 143, "Accounting for Asset Retirement Obligations."

     Net Sales. Net sales by business segment for the first nine months of 2004 and 2003 were:

                                                      Nine Months Ended
                                                -----------------------------
                                                October 3,          Sept. 28,
                                                   2004               2003
                                                ----------         ----------
                                                         (Millions)
      Specialty chemicals....................   $   533.0          $   470.4
      Industrial chemicals...................       148.3              128.5
      Synthetic elastomers...................       116.8                2.7
      Mineral products.......................       100.1               78.3
                                                ---------          ---------
        Net sales............................   $   898.2          $   679.9
                                                =========          =========

     Net sales for the first nine months of 2004 were $898.2 million compared with $679.9 million in the first nine months of 2003. The $218.3 million (32%) increase in sales resulted primarily from the synthetic elastomers business ($116.8 million), acquired during the third quarter of 2003, in addition to higher unit volumes in all other business segments (totaling $84.4 million). The favorable impact of the weaker U.S. dollar ($25.8 million), primarily in Europe, also benefited sales.

     Gross Margin. Our gross margin in the first nine months of 2004 was 32.4% compared with 34.8% in the first nine months of 2003. The overall margin was reduced due to the lower margin synthetic elastomers business which had a gross margin of 10.1% for the first nine months of 2004. The gross margin for the specialty chemicals segment increased to 44.5% in the first nine months of 2004 from 43.1% in the same period of 2003 as a result of the favorable impact of higher volumes and the weaker U.S. dollar, partially offset by unfavorable pricing. Also, the gross margin for the industrial chemicals segment increased to 11.5% in the first nine months of 2004 from 10.7% in the same period of 2003 due to higher unit volumes and manufacturing efficiencies, partially offset by the adverse impact of the stronger Euro on European-based manufacturing costs. The gross margin for the mineral products segment decreased to 24.9% from 26.2% in the first nine months of 2003 as a result of higher manufacturing costs.

     Selling, General and Administrative. Selling, general and administrative expenses increased 15% in the first nine months of 2004 to $152.1 million from $131.7 million in the first nine months of 2003, however, as a percent of sales, decreased to 16.9% from 19.4% in the first nine months of 2003, due mainly to the inclusion of operating expenses for the synthetic elastomers business, for which operating expenses represented only 5.5% of sales. The increase in selling, general and administrative expenses in the first nine months of 2004 related primarily to higher selling and distribution costs as a result of the higher sales levels.

     Other operating charges. Other operating charges of $1.5 million in the first nine months of 2003 represented a charge for compensation expense for stock option payments related to ISP's going private transaction in February 2003.

     Operating Income. Operating income (loss) by business segment for the first nine months of 2004 and 2003 was:

                                                      Nine Months Ended
                                                -----------------------------
                                                October 3,          Sept. 28,
                                                   2004               2003
                                                ---------          ----------
                                                         (Millions)
      Specialty chemicals....................   $   121.6          $    96.7
      Industrial chemicals...................        (2.3)              (5.3)
      Synthetic elastomers...................         5.3               (1.2)
      Mineral products.......................        13.6               12.2
                                                ---------          ---------
        Total segment operating income.......       138.2              102.4
      Unallocated corporate office items.....        (0.1)               0.4
                                                ---------          ---------
        Operating income.....................   $   138.1          $   102.8
                                                =========          =========

     Operating income for the first nine months of 2004 was $138.1 million compared with $102.8 million in the first nine months of 2003. Excluding the other operating charges discussed above, operating income increased 32% to $138.1 million from $104.3 million in the first nine months of 2003 (see "Non-GAAP Financial Measures" below).

     Operating income for the specialty chemicals segment was $121.6 million for the first nine months of 2004 compared with $96.7 million in the first nine months of 2003. On a comparable basis, excluding the aforementioned charges pertaining to specialty chemicals, operating income for the segment improved 24% to $121.6 million compared with $97.8 million in the first nine months of 2003. The improved results were attributable to higher unit volumes in the personal care and performance chemicals product lines and an improved product mix and manufacturing efficiencies achieved in the fine chemicals product line. Operating income for the specialty chemicals segment in the first nine months of 2004 was also favorably impacted by the weaker U.S. dollar ($13.0 million) and, to a lesser extent, by the contribution to income from the three specialty chemical niche acquisitions made during the first quarter of 2004 (see "-Liquidity and Financial Condition" below).

     The industrial chemicals segment recorded an operating loss of $2.3 million in the first nine months of 2004. Excluding the aforementioned other operating charges in the first nine months of 2003 pertaining to industrial chemicals, the operating loss in the first nine months of 2003 was $5.1 million. The lower losses were attributable to higher unit volumes and manufacturing efficiencies, partially offset by the adverse impact of the stronger Euro on European-based manufacturing costs.

     Operating income for the synthetic elastomers segment was $5.3 million in the first nine months of 2004 compared with an operating loss of $1.2 million in the first nine months of 2003 after its acquisition when the business was in its start-up phase.

     Operating income for the mineral products segment was $13.6 million in the first nine months of 2004. On a comparable basis, excluding other operating charges in the first nine months of 2003 pertaining to mineral products, operating income was $12.4 million for the first nine months of 2003. The improvement in operating income was due to the favorable impact of higher unit volumes and favorable pricing, partially offset by increased manufacturing costs and higher freight and distribution expenses.

     Interest Expense. Interest expense for the first nine months of 2004 was $58.3 million compared with $57.8 million in the same period in 2003. The higher interest expense was attributable to higher average borrowings ($1.4 million impact), partially offset by lower average interest rates ($0.9 million impact), both as a result of the refinancing of our senior secured credit facility in April 2004 (see "-Liquidity and Financial Condition" below).

     Investment Income (Loss). Investment losses in the first nine months of 2004 were $2.4 million compared with investment income of $21.5 million in the first nine months of 2003. The investment losses resulted from higher unrealized portfolio losses, partially offset by higher realized gains. Investment losses in the first nine months of 2004 include a $5.5 million other than temporary impairment charge related to an available-for-sale equity security held in our investment portfolio.

     Other Expense, net. Other expense, net, comprises foreign exchange gains/losses resulting from the revaluation of foreign currency-denominated accounts receivable and payable as a result of changes in exchange rates, and other nonoperating items of expense. Other expense, net, was $6.5 million in the first nine months of 2004 compared with $2.1 million in the first nine months of 2003. The higher expense in the first nine months of 2004 was due to unfavorable foreign exchange.

     Income Taxes. In the first nine months of 2004, we recorded a provision for income taxes of $24.2 million. Our effective tax rate for the first nine months of 2004 and 2003 was 34.2% and 34.1%, respectively.

Business Segment Review

     A discussion of operating results for each of our business segments follows. We operate our business through four reportable business segments: specialty chemicals; industrial chemicals; synthetic elastomers; and mineral products. The operating income for the first nine months of 2003 for each business segment discussed below is adjusted for the non-GAAP financial measures in the table below.

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

                                                          Nine Months Ended
                                                       ------------------------
                                                       October 3,  September 28,
                                                          2004        2003
                                                       ---------   ------------
                                                                (Millions)
Reconciliation of non-GAAP financial measures:

Operating income per GAAP............................. $   138.1     $   102.8
Non-GAAP adjustments:
  Add: Other operating charges(1).....................         -           1.5
                                                       ---------     ---------
Operating income as adjusted.......................... $   138.1     $   104.3
                                                       =========     =========

Supplemental Business Segment Information:

Operating income (loss):
   Operating income per GAAP - Specialty Chemicals.... $   121.6     $    96.7
   Non-GAAP adjustments (1)...........................         -           1.1
                                                       ---------     ---------
   Operating income - Specialty Chemicals as adjusted. $   121.6     $    97.8
                                                       =========     =========

   Operating loss per GAAP - Industrial Chemicals..... $    (2.3)    $    (5.3)
   Non-GAAP adjustments (1)...........................         -           0.2
                                                       ---------     ---------
   Operating loss - Industrial Chemicals as adjusted.. $    (2.3)    $    (5.1)
                                                       =========     =========

   Operating income (loss) per GAAP - Synthetic
     Elastomers....................................... $     5.3     $    (1.2)
   Non-GAAP adjustments (1)...........................         -             -
                                                       ---------     ---------
   Operating income (loss)- Synthetic Elastomers
     as adjusted...................................... $     5.3     $    (1.2)
                                                       =========     =========

   Operating income per GAAP - Mineral Products....... $    13.6     $    12.2
   Non-GAAP adjustments (1)...........................         -           0.2
                                                       ---------     ---------
   Operating income - Mineral Products as adjusted.... $    13.6     $    12.4
                                                       =========     =========

   Total segment operating income as adjusted......... $   138.2     $   103.9
   Unallocated corporate office per GAAP..............      (0.1)          0.4
                                                       ---------     ---------
   Operating income as adjusted....................... $   138.1     $   104.3
                                                       =========     =========


  (1) Non-GAAP adjustments for the first nine months of 2003 represent an other operating charge of $1.5 million for stock option payments related to ISP's going private transaction.


Specialty Chemicals

     Sales in the first nine months of 2004 were $533.0 million compared with $470.4 million for the same period in 2003. The 13% increase in sales was mainly attributable to higher unit volumes ($52.0 million), primarily in the personal care and performance chemicals product lines. The favorable impact of the weaker U.S. dollar ($19.3 million), primarily in Europe, also benefited sales. The personal care product line experienced strong volume growth in each of its skin care and oral care markets in Europe and North America. Sales for the performance chemicals, food and personal care product lines also benefited from the three acquisitions made during the first quarter of 2004.

     Operating income for the specialty chemicals segment was $121.6 million for the first nine months of 2004 compared with $96.7 million in the first nine months of 2003. On a comparable basis, excluding the aforementioned other operating charges pertaining to specialty chemicals, operating income for the segment improved 24% to $121.6 million compared with $97.8 million in the first nine months of 2003. The improved results were attributable to the favorable effect of higher unit volumes ($31.3 million), primarily in the personal care and performance chemicals product lines, and an improved product mix and manufacturing efficiencies achieved in the fine chemicals product line. Operating income for the specialty chemicals segment in the first nine months of 2004 was also favorably impacted by the weaker U.S. dollar ($13.0 million) and, to a lesser extent, from the contribution to income from the three acquisitions made during the first quarter of 2004. Partially offsetting these favorable factors was unfavorable pricing ($8.7 million), higher manufacturing costs in product lines other than fine chemicals (totaling $6.4 million) and higher selling and distribution expenses ($7.4 million) resulting from the higher sales levels.

Industrial Chemicals

     Sales in the first nine months of 2004 were $148.3 million compared with $128.5 million in the first nine months of 2003. The 15% increase in sales was attributable to higher unit volumes ($12.7 million) and the favorable effect of the weaker U.S. dollar ($6.5 million).

     The industrial chemicals segment recorded an operating loss of $2.3 million in the first nine months of 2004. Excluding the aforementioned other operating charges in the first nine months of 2003 pertaining to industrial chemicals, the operating loss in the first nine months of 2003 was $5.1 million. The lower losses were attributable to the higher unit volumes and manufacturing efficiencies (totaling $6.2 million), partially offset by the adverse impact of the stronger Euro on European-based manufacturing costs ($4.2 million).

Synthetic Elastomers

     Sales for the synthetic elastomers business segment were $116.8 million in the first nine months of 2004 compared with $2.7 million in the portion of the first nine months of 2003 after the date of its acquisition. The synthetic elastomers business recorded operating income of $5.3 million in the first nine months of 2004 compared with an operating loss of $1.2 million in the first nine months of 2003 after its acquisition when the business was in its start-up phase.

Mineral Products

     Sales for the Mineral Products segment for the first nine months of 2004 were $100.1 million compared with $78.3 million for the first nine months of 2003. The 28% increase was due to higher unit volumes ($19.6 million) as a result of industry-wide growth and included 24% higher sales to BMCA.

     Operating income for the mineral products segment was $13.6 million in the first nine months of 2004. On a comparable basis, excluding other operating charges in the first nine months of 2003 pertaining to mineral products, operating income was $12.4 million for the first nine months of 2003. The 10% improvement from the third quarter of 2003 was primarily due to the impact of the higher unit volumes and favorable pricing (totaling $5.9 million), partially offset by increased manufacturing costs and higher freight and distribution expenses (totaling $4.7 million).


LIQUIDITY AND FINANCIAL CONDITION

   Cash Flows and Cash Position

     During the first nine months of 2004, our net cash outflow before financing activities was $146.8 million, including $242.9 million of cash utilized for net purchases of available-for-sale securities and the reinvestment of $85.1 million for capital programs and acquisitions, partially offset by $181.2 million of cash generated from operations.

     Operating Activities. Net cash generated from operating activities totaled $181.2 million for the first nine months of 2004 compared with $193.8 million in the first nine months of 2003. The variation in cash flows from operating activities was mainly attributable to activity related to purchases and sales of trading securities in connection with our investment portfolio. In the first nine months of 2004, there was a cash inflow of $57.8 million from net sales of trading securities, while in the first nine months of 2003, there was a cash inflow of $166.0 million from net sales of trading securities.

     Cash from operations for the first nine months of 2004 also included a cash investment of $41.9 million in additional working capital, including a $49.5 million increase in receivables as a result of higher sales, partially offset by a $3.5 million decrease in inventories and a $3.9 million net increase in payables and accrued liabilities. Operating activities also included a $4.7 million cash outflow from related party transactions, principally due to increased receivables from BMCA as a result of higher sales of mineral products to BMCA.

     Investing Activities. Net cash used in investing activities in the first nine months of 2004 totaled $327.9 million, primarily attributable to $242.9 million of cash used for net purchases of available-for-sale securities for our investment portfolio. Although from time to time we may continue to make investments in public companies, we no longer intend to pursue our prior investment strategy which included investments primarily in international and domestic securities of companies involved in acquisition or reorganization transactions. As a result, we anticipate that in 2005 investment income will be significantly lower than historical experience.

     Capital expenditures in the first nine months of 2004 were $56.5 million compared with $43.7 million in the first nine months of 2003. During the first nine months of 2004, ISP Chemco completed three acquisitions in Europe to further enhance our global specialty chemicals business. The purchase price of these acquisitions totaled $27.3 million in cash.

     Financing Activities. Net cash provided by financing activities in the first nine months of 2004 totaled $56.1 million and included $9.7 million from an increase in short-term borrowings, $31.2 million from a refinancing of ISP

Chemco's senior secured credit facilities and $20.7 million in borrowings by ISP Synthetic Elastomers LP under a credit facility entered into in April 2004 (see discussion below).

     On April 2, 2004, ISP Chemco and three of its wholly owned subsidiaries amended and restated its June 2001 $450.0 million senior secured credit facilities, which we refer to as the "Senior Credit Facilities" in order to extend the term, increase future flexibility and reduce the effective interest rate on borrowings. The Senior Credit Facilities provide a $250.0 million term loan with a maturity in March 2011, which replaced the $225.0 million term loan that was due to mature in June 2008. In connection therewith, ISP Chemco borrowed an additional $31.2 million to bring the outstanding balance of the term loan to $250.0 million. The Senior Credit Facilities reduced the margin-based interest rate for term loan borrowings and amended financial covenant ratios, including the elimination of the minimum adjusted net worth covenant.

     On April 15, 2004, the $225.0 million revolving credit facility under the Senior Credit Facilities, which was to terminate in June 2006, was reduced to $200.0 million, including a borrowing capacity not in excess of $50.0 million for letters of credit, and the maturity was extended to April 15, 2009. In addition, the margin-based interest rate for revolving credit borrowings was reduced.

     In April 2004, ISP Synthetic Elastomers LP entered into a $25.0 million financing agreement, which we refer to as the "Credit Facility," which can be increased to $35.0 million at our option. The initial borrowings under the Credit Facility were primarily used to partially repay intercompany advances and for working capital purposes. The Credit Facility has a maturity date of April 13, 2009, subject to certain conditions, and is secured by a lien upon substantially all of the assets of ISP Synthetic Elastomers LP. Availability under the Credit Facility is based upon Eligible Accounts Receivable and Eligible Inventory, as defined in the Credit Facility, and includes a borrowing capacity not in excess of $10.0 million for letters of credit. The Credit Facility bears interest at a floating rate based upon the Prime Rate or LIBOR, each as defined in the Credit Facility. The Credit Facility does not contain any required financial covenants as long as a minimum availability requirement is met. Borrowings outstanding under the Credit Facility, which are included in long-term debt, amounted to $20.7 million at October 3, 2004.

     As a result of the foregoing factors, cash and cash equivalents decreased by $90.8 million during the first nine months of 2004 to $66.8 million. In addition, the consolidated balance sheet reflects $318.4 million of trading and available-for-sale securities at October 3, 2004.

   Current Maturities of Long-Term Debt

     As of October 3, 2004, our current maturities of long-term debt, scheduled to be repaid during the twelve month period ended September 2005, totaled $4.4 million, including $2.5 million related to the term loan under the Senior Credit Facilities.

   Related Party Transaction

     In August 2004, we entered into a loan agreement with ISP pursuant to which we will allow ISP to borrow from time to time up to $350.0 million with interest at the rate of 3.74% per annum on the outstanding principal balance.

Commencing in 2005, payment of interest is due in arrears on the outstanding principal balance on January 31 and July 31 for each year thereafter. This facility shall terminate August 2007, unless terminated earlier. ISP has also agreed to enter into a loan agreement as the lender with an entity controlled by Samuel J. Heyman on terms substantially the same as the loan agreement between us and ISP. While, as of October 3, 2004, there were no borrowings outstanding under either facility, during the third quarter there was an outstanding balance as of any one time of as much as $27.4 million.

   Operating Lease Obligation

     We entered into an operating lease in 1998 for an equipment sale-leaseback transaction related to equipment at our Freetown, Massachusetts facility. The lease had an initial term of four years and, at our option, up to three one-year renewal periods. The third and final renewal option was exercised during the first quarter of 2004. The lease provides for a substantial guaranteed payment by us, adjusted at the end of each renewal period, and includes purchase and return options at fair market values determined at the inception of the lease. We have the right to exercise a purchase option with respect to the leased equipment, or the equipment can be returned to the lessor and sold to a third party. It is our current intention to exercise the purchase option and to maintain the Freetown plant and business, and we will be evaluating financing alternatives in that regard. Upon exercise of the purchase option in the first quarter of 2005, we will be obligated to pay a fixed purchase price of $33.6 million.

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

   Contingencies

     See Note 14 to consolidated financial statements for information regarding contingencies.

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

     In May 2004, the FASB issued FASB Staff Position, which we refer to as "FSP," No. FAS 106-2 to provide guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which we refer to as the "Act" for employers that sponsor postretirement health care plans which provide prescription drug benefits. In addition, the FSP requires those employers to provide certain disclosures in their financial statements regarding the effect of the Act and the related subsidy on postretirement health obligations and net periodic postretirement benefit cost. We adopted the provisions of FSP FAS No. 106-2 effective for the quarterly period beginning July 5, 2004. The impact on our financial statements was insignificant.

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

               ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK

     Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 for a discussion of "Market-Sensitive Instruments and Risk Management." As of December 31, 2003, equity-related financial instruments employed by us to reduce market risk included long contracts with a notional value of $282.1 million and short contracts with a notional value of $201.7 million. At October 3, 2004, the notional value of long contracts was $101.5 million and there were no short contracts. Such instruments are marked-to-market each month, with unrealized gains and losses included in the results of operations. The unrealized gains on equity-related long contracts at December 31, 2003 and October 3, 2004 were $35.6 and $5.2 million, respectively. The unrealized gains on equity-related short contracts was $1.5 million at December 31, 2003.

     During 2003, we entered into interest rate swaps with a notional value of $23.0 million in order to economically hedge interest rate risk associated with investments in securities for which the market value is correlated with interest rate changes. The interest rate swaps are marked-to-market each month, with unrealized gains and losses included in the results of operations. At December 31, 2003 and October 3, 2004, the unrealized gains related to the interest rate swaps were $48,000 and $165,000, respectively.


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


                             INTERNATIONAL SPECIALTY HOLDINGS INC.




DATE:  November 17, 2004       BY:  /s/Sunil Kumar
       -----------------            --------------

                                    Sunil Kumar
                                    President and Chief Executive Officer
                                    (Duly Authorized Officer)


DATE:  November 17, 2004       BY:  /s/Kenneth M. McHugh
       -----------------            --------------------

                                    Kenneth M. McHugh
                                    Vice President and Controller
                                    (Principal Financial and Chief
                                       Accounting Officer)