Form 10-K
period 2004-12-31
INTERNATIONAL SPECIALTY HOLDINGS INC
filed 2005-03-31
CIK 1157303

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 333-82822

INTERNATIONAL SPECIALTY HOLDINGS INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	22-3807354 (IRS Employer Identification No.)
300 Delaware Avenue Suite 303 Wilmington, Delaware (Address of Principal Executive Offices)	19801 (Zip Code)

Registrant's Telephone Number, Including Area Code: (302) 427-5715
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

        As of March 30, 2005, 100 shares of common stock, par value $.001 per share of the registrant were outstanding. There is no trading market for the common stock of the registrant. As of March 30, 2005, no shares of the registrant were held by non-affiliates.

INTERNATIONAL SPECIALTY HOLDINGS INC.

Form 10-K
for the fiscal year ended December 31, 2004

Table of Contents

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

Item 1. Business.

General

        International Specialty Holdings Inc. is a leading multinational manufacturer and supplier of chemicals and mineral products for a wide variety of personal care, pharmaceutical, food, beverage, biocides, plastics, tire and rubber and other applications that enhance product performance. We produce more than four hundred specialty chemicals which we market and sell to over six thousand customers in more than ninety countries worldwide. We are a wholly owned subsidiary of International Specialty Products Inc., or ISP, and were incorporated in June 2001 in connection with an internal corporate restructuring by ISP. The business of our parent, ISP, primarily consists of owning all of our issued and outstanding capital stock. We own all of the issued and outstanding capital stock of ISP Chemco Inc. and ISP Investco LLC and the partnership interests of ISP Synthetic Elastomers LP. ISP Chemco operates ISP's businesses exclusively through its direct and indirect subsidiaries. ISP Investco was formed in 2001 for the purpose of holding all of ISP's investment assets and related liabilities. ISP Synthetic Elastomers LP operates our synthetic rubber business. Samuel J. Heyman, ISP's and our Chairman, is the beneficial owner (as defined in Rule 13d-3 under the Exchange Act) of 100% of ISP's common stock and our common stock. Unless otherwise indicated by the context, "we," "us," "our," and "IS Holdings" refers to International Specialty Holdings Inc. and its consolidated subsidiaries and "ISP" refers to International Specialty Products Inc. and its consolidated subsidiaries.

        The address and telephone number of our principal executive offices is 300 Delaware Avenue, Suite 303, Wilmington, Delaware 19801, (302) 427-5715.

        During the last five years, our goal has been to move toward increasing our focus on our consumer-oriented, service intensive and highly technical businesses while consolidating, downsizing or otherwise improving certain of our low margin industrial businesses. We report four business segments: specialty chemicals, industrial chemicals, synthetic elastomers and mineral products. Our more recent focus has been to add new product platforms that utilize our expertise in polymer manufacturing, research and development and process technology. For example, in August 2004, ISP contributed its synthetic elastomers business to us which business has expanded and complemented our global specialty chemicals portfolio. Another important objective is to seek additional sources of high quality supply of key raw materials in support of the increasing demand for specialty chemical products. We also supplement our internal resources with strategic alliances and continually strive to lower our costs through operating efficiencies and plant consolidations.

        Providing high levels of technical service to our customers is an important attribute of our business. To enhance support provided by our technical service team, we have added technical service laboratories to our current global network of applications. In this regard, we opened a new technical service laboratory in India and added two centers through our recent acquisitions in the United Kingdom and Germany.

        Strategic alliances have allowed us to leverage our core strengths in marketing, sales and technical services to obtain access to new technologies and expand the breadth and utility of our product offerings. Product offerings resulting from these strategic alliances include skin conditioners and other skin care products, pharmaceutical over-the counter, nutritional and oral care applications, personal care products, and a line of polymers.

        We continually explore possible acquisitions where we seek to acquire complementary technologies or products, expand our customer base and leverage our sales and distribution infrastructure and existing client relationships. During 2004, we made four strategic acquisitions, including three in Europe, which contributed to the growth of our business:

  •
  In February 2004, we acquired the assets and business of Red Carnation Gums Limited, a United Kingdom-based manufacturer of emulsifiers, stabilizers and gelling systems for the food and oral care markets;

  •
  In March 2004, we acquired the assets and business of Germany-based Biochema Schwaben, a formulator of preservatives and biocides with applications in the industrial and personal care markets. These products are used primarily in the printing, paints and coatings, polymer emulsions, skin care and hair care markets;

  •
  Also in March 2004, we acquired the assets and business of Hallcrest Limited and its United States affiliate, a United Kingdom-based manufacturer and marketer of custom microencapsulation and liquid crystal technologies for the personal care, home care, oral care and food industries; and

  •
  In October 2004, we acquired Niro S/A's pharma technologies business which provides contract formulation, scale-up and manufacturing services with a focus on the use of spray drying technology for bioavailability enhancement to the pharmaceutical industry. In connection with this acquisition, we also entered into an alliance agreement with Niro that involves the development and marketing of spray drying and formulation technologies to enhance the bioavailability of pharmaceutical active ingredients. Through this strategic alliance, the two companies will work together to further develop and market the technology as a means to improve the bioavailability of drug actives and bring added value to the pharmaceutical industry.

        Additionally, in August 2004, ISP contributed its synthetic elastomers business to us that was initially acquired by ISP in July 2003 when it purchased the assets of the synthetic rubber business of Ameripol Synpol Corporation. Our synthetic rubber business is operated by ISP Synthetic Elastomers and is located in Port Neches, Texas.

        We expanded our Freetown, Massachusetts manufacturing facility's production capabilities to allow for the manufacture of some specialty chemical products for our personal care product line and to offer custom manufacturing capability to the pharmaceutical, biotechnology, agricultural and chemical process industries. We are also in the process of expanding our Texas City, Texas manufacturing facility in order to produce an expanded line of our pharmaceutical excipients. We anticipate that this plant expansion will be completed during the fourth quarter of 2005.

        During the last five years, we have invested over $300 million in maintaining and upgrading our manufacturing plants including equipment modifications and de-bottlenecking solutions which have significantly increased our manufacturing efficiency and capacity. We have also streamlined and consolidated our operations to increase efficiency and reduce our operating costs.

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

        Our specialty chemicals segment is organized based upon the markets for our products. Accordingly, we manage our specialty chemicals segment through the following product lines:

  •
  Personal Care—whose products are sold to the skin care, hair care and oral care markets;

  •
  Pharmaceutical, Food and Beverage—whose products are sold to these government-regulated industries;

  •
  Performance Chemicals—whose products are sold to the aerospace, defense, paints and coatings, detergent, electronics, oil field, agricultural and powder metallurgy markets and various industrial markets; and

  •
  Fine Chemicals—whose products are sold to the pharmaceutical, biotechnology, agricultural, imaging and various other consumer markets.

        Sales of our specialty chemicals represented approximately 58%, 68% and 71% of our revenues in the years ending December 31, 2004, 2003 and 2002, respectively. For more information about our specialty chemicals business segment sales, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" and Note 18 to our consolidated financial statements included in this annual report on Form 10-K. Most of our specialty chemical products fall within the following categories:

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

  •
  alginates—includes sodium alginate, propylene glycol alginate and other alginate derivatives for use as thickeners, stabilizers and viscosity modifiers. These products are marketed by our personal care; pharmaceutical, food and beverage; and performance chemicals product lines, with the majority of our sales to the food industry.

        The balance of our specialty chemical products are marketed by our performance chemicals and fine chemicals product lines. In addition, our sunscreens, preservatives, biofunctionals and emollients are each marketed by our personal care product line.

        Personal Care.    Our personal care product line markets numerous specialty chemicals that serve as critical ingredients in the formulation of many well-known skin care, hair care, oral care, toiletry and cosmetic products. For example, our polyvinylpyrrolidone polymers, which are derived from acetylene, are critical components in hair styling gels. If this polymer were removed, hold, stiffness and styling would be lost.

        Our skin care and oral care ingredients include or are used in:

  •
  ultraviolet (UV) light absorbing chemicals, which serve as sunscreens;

  •
  emollients, which provide skin softness;

  •
  moisturizers, which enhance the skin's water balance;

  •
  waterproofing agents, which enhance the performance of eye-liners and sunscreens in wet environments;

  •
  preservatives, which extend the shelf life of aqueous-based cosmetic formulations by preventing the growth of harmful bacteria;

  •
  toothpastes; and

  •
  denture adhesives.

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

        Our Bio-Functional Ingredients platform offers unique, clinically-proven and consumer-perceivable benefits that contribute to healthier skin. Vital ET™ is a Vitamin E phosphate complex that has outstanding efficacy as an anti-inflammatory and anti-erythemal agent that offers particular benefits in our sun care formulations. Another innovative addition to the skin care market is X-Tend™ 226, a proprietary polar ester with high solubility capacity for oxybenzone and avobenzone.

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

        Our oral care ingredients include our Gantrez® bioadhesive polymers which serve as critical ingredients in denture adhesives and tartar control toothpastes. In denture adhesives, Gantrez® provides the strength and duration of the hold of the denture to the gums. In tartar control toothpastes, Gantrez® inhibits enzyme activity in the mouth to increase the effectiveness of the product's tartar control.

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

  •
  cough syrups; and

  •
  antiseptics.

        Our Plasdone® and Polyplasdone® polymers for tablet binders and tablet disintegrants are established excipients for use in the production of wet granulated and direct compression tablets. New products in our pharmaceutical portfolio include CAVAMAX® cyclodextrins that are used in a variety of applications. The molecules form complexes with medicinal drugs to provide benefits including increased drug bioavailability, controlled drug release, taste and odor masking and drug stability.

        In the food and beverage markets, our alginates and acetylene-derived polymers serve as critical ingredients in the manufacture of numerous consumer products, including salad dressings, cheese sauces, fruit fillings, beer and health drinks. For example, our alginates products, marketed under the Kelcoloid® and Manucol® tradenames, are used as stabilizers in many well-known consumer products and prevent the separation of oil emulsions. We recently introduced Textureze™ systems that bring individual components together to optimize the stability, texture, structure and taste of finished food products. The systems are application-specific and have been designed to assist in the preparation of bakery fillings, salad dressings, dairy products and spreads. Our acetylene-based specialty polymers, marketed under the Polyclar® tradename, serve the beverage market by assuring the clarity and extending the shelf life of beer, wine and fruit juices.

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

        Our performance chemicals product line also includes our biocides business which is comprised of a broad range of preservatives and fungicides for various product applications, including paint and coatings under the Fungitrol® and Nuosept® product lines.

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

  Marketing and Sales.

        We market our specialty chemicals using a worldwide marketing and sales force, typically chemists or chemical engineers, who work closely with our customers to familiarize them with our products, technology and capabilities. We primarily sell our specialty chemicals directly to our customers through our in-house global distribution network. We sell a limited portion of our specialty chemicals through distributors. We conduct our domestic marketing and sales efforts from our headquarters in Wayne, New Jersey and regional offices strategically located throughout the United States.

  International Operations.

        We conduct our international operations through 48 subsidiaries and 50 sales offices located in Europe, Canada, Latin America and the Asia-Pacific region. We also use the services of local distributors to reach markets that might otherwise be unavailable to us.

        International sales of our specialty chemicals in 2004, 2003 and 2002 were approximately 55%, 52% and 47%, respectively, of our total sales of the specialty chemicals segment for those periods. For more information about our international sales, see Note 19 to our consolidated financial statements included in this annual report on Form 10-K. International sales are subject to exchange rate fluctuation risks. For a discussion of our policy regarding the management of these risks, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Financial Condition." Other countries in which we have sales are subject to additional risks, including high rates of inflation, exchange controls, government expropriation and general instability.

        We operate an alginates manufacturing plant in Girvan, Scotland and a research and administrative center in Tadworth, England. In addition, we hold equity investments in three seaweed processing joint ventures located in Ireland, Iceland and Tasmania. These joint ventures serve to provide our alginates business with a steady supply of its primary raw material, seaweed.

        For information about the locations of our international long-lived assets, see Note 19 to our consolidated financial statements included in this annual report on Form 10-K.

Industrial Chemicals

  Products and Markets.

        We manufacture a broad spectrum of industrial chemicals having numerous applications. We use proprietary technology to convert various raw materials, through a chain of one or more processing steps, into increasingly complex and higher value-added products specifically developed to meet customer requirements.

        Sales of industrial chemicals represented approximately 16%, 18% and 18% of our revenues in the years ended December 31, 2004, 2003 and 2002, respectively. For more information about industrial chemicals sales, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" and Note 18 to our consolidated financial statements included in this annual report on Form 10-K. Most of our industrial chemical products fall within the following categories:

  •
  intermediates—includes butanediol, butenediol, butynediol, and propargyl alcohol for use in numerous industrial applications. Our principal intermediate product is butanediol, which is utilized by us in the manufacture of many of our complex, value-added chemical products. Butanediol is sold in the merchant market to industrial companies for use in manufacturing polyesters, urethanes and polybutylene terephthalate (PBT) plastics.

  •
  solvents—includes our M-pyrol® brand of N-methyl pyrrolidone (NMP), for use in electronic chemicals, agricultural chemicals, cleaning and stripping applications and as a reaction solvent for engineering plastics, BLO® brand of gamma-butyrolactone, for use by electronics companies in the manufacture of semiconductors and micro-processing chips, and tetrahydrofuran (THF), which is used as a solvent for PVC pipe cements, vinyl top coatings and a reaction solvent for pharmaceuticals.

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

  Marketing and Sales.

        We market our industrial chemicals using a worldwide marketing and sales force, typically chemists or chemical engineers, who work closely with our customers to familiarize them with our products, technology and capabilities. We primarily sell our industrial chemicals directly to our customers through our global in-house distribution network. We sell a limited portion of our industrial chemicals through distributors. We conduct our domestic marketing and sales efforts from our headquarters in Wayne, New Jersey and regional offices strategically located throughout the United States.

  International Operations.

        We conduct our international operations through 48 subsidiaries and 50 sales offices located in Europe, Canada, Latin America and the Asia-Pacific region. We also use the services of local distributors to reach markets that might otherwise be unavailable to us.

        International sales of our industrial chemicals in 2004, 2003 and 2002 were approximately 80%, 83% and 83%, respectively, of our total sales of the industrial chemicals segment for those periods. For more information about our international sales, see Note 19 to our consolidated financial statements included in this annual report on Form 10-K. International sales are subject to exchange rate fluctuation risks. For a discussion of our policy regarding the management of these risks, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Financial Condition." Other countries in which we have sales are subject to additional risks, including high rates of inflation, exchange controls, government expropriation and general instability.

        We own and operate ISP Marl GmbH, primarily a butanediol manufacturing facility, and ISP Acetylene GmbH, an acetylene production plant. We lease the property where this manufacturing facility and plant are located pursuant to a long-term ground lease. Both production facilities are located at Infracor's Chemiepark site in Marl, Germany, and each relies upon Infracor to provide specific services, including utilities, rail transport and waste handling. We believe that the production costs for butanediol and THF at ISP Marl are among the most competitive in the industry. ISP Acetylene operates a fully dedicated modern production facility that provides ISP Marl with its primary raw material, acetylene. ISP Acetylene, which employs electric arc technology for the production of acetylene from various hydrocarbon feedstocks, utilizes state-of-the-art gas separation technology. ISP Acetylene's entire production is dedicated to fulfilling ISP Marl's requirements and has no third-party sales.

        For information about the locations of our international long-lived assets, see Note 19 to our consolidated financial statements included in this annual report on Form 10-K.

Synthetic Elastomers

  Products and Markets.

        ISP Synthetic Elastomers LP, which we refer to as ISP Elastomers, manufactures both cold and hot types of emulsion styrene butadiene rubber, which is known as ESBR. Our Port Neches, Texas manufacturing facility has approximately 400 million pounds per year of ESBR capacity in a wide variety of grades. These grades include: cold emulsion types; hot emulsion types; cold oil extended products; high styrene resin masterbatches and carbon black masterbatches. We believe that this capability to produce multiple grades of ESBR provides ISP Elastomers with the ability to offer one of the broadest lines of styrene butadiene products in the industry. Our cold emulsion ESBR products are used in the manufacture of new and retread tires, automotive, mechanical goods, gaskets and industrial rubber products. Our hot emulsion ESBR products are used in the manufacture of, among other things, adhesives, aerosol spray adhesives and sealants.

        For information about the amount of sales of our synthetic elastomers products, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" and Note 18 to our consolidated financial statements included in this annual report on Form 10-K.

  Marketing and Sales.

        These ESBR products are sold to a wide cross section of the rubber industry through direct sales by our dedicated sales team and a network of national distributors. Additionally, we have developed an international sales team to service our customers in the European, Asian and Latin American regions.

Mineral Products

  Products and Markets.

        We manufacture mineral products consisting of semi-ceramic-coated colored roofing granules, algae resistant granules and headlap granules, which are produced from rock deposits that are mined and crushed at our quarries. We utilize a proprietary process to produce our colored and algae resistant roofing granules. We sell our mineral roofing granules primarily to the United States roofing industry for use in the manufacture of asphalt roofing shingles. The granules help to provide weather resistance, decorative coloring, heat deflection and increased weight in the shingle. We believe that we are the second largest of three major suppliers of colored roofing granules in the United States in terms of production capacity and sales revenue. For information about the amount of sales of our mineral products, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 18 to our consolidated financial statements included in this annual report on Form 10-K.

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

        Sales to Building Materials Corporation of America, or BMCA, an affiliate, and its subsidiaries constituted approximately 73% of our mineral products net sales in 2004.

        See "Certain Relationships" and Note 12 to our consolidated financial statements included in this annual report on Form 10-K. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Financial Condition."

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

Raw Materials

        Because of the multi-step processes required to manufacture many of our chemical products, we believe that our raw materials costs represent a smaller percentage of the cost of goods sold than for many other chemical companies. As a result, we believe that fluctuations in the price of raw materials, including energy and packaging, have less of an impact on our business than on those chemical companies for which raw materials costs represent a larger percentage of manufacturing costs.

        The principal raw materials used in the manufacture of our acetylene-based products are acetylene, formaldehyde and methylamine. Most of the raw materials for consumption in the United States are obtained from third party sources pursuant to supply agreements. Acetylene, a significant raw material used in the production of most of our specialty chemicals, is obtained by us for domestic use from unaffiliated suppliers pursuant to supply contracts. We reduced our acetylene requirements at our Texas City facility by approximately fifty percent by shifting production of acetylene-consuming products to our Calvert City, Kentucky manufacturing facility. We also entered into a long-term supply agreement for the remaining Texas City facility requirements with a local acetylene producer. Under this agreement, we are obligated to purchase specified quantities of acetylene through the end of 2013. Pricing under the contract is on a fixed basis with escalators related to changes in the Producer Price Index.

        We also have an acetylene supply contract for our requirements of acetylene delivery via pipeline to our Calvert City, Kentucky manufacturing facility. The current term of this contract expires at the end of 2009 and allows us, at our sole option, to extend the agreement for two additional terms of five years each. Pricing under the contract is on a fixed basis with escalators related to changes in the Producer Price Index.

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

The Marl facility obtains the majority of its critical supplies and services from Infracor including electricity and butane via a long term supplies and services agreement.

        In the event of a substantial interruption in the supply of electricity and hydrocarbon feedstocks to ISP Marl, we cannot assure that we would be able to obtain as much acetylene from other sources as would be necessary to meet our supply requirements.

        We use natural gas and raw materials derived from petroleum in many of our manufacturing processes. We experienced no significant problems in the purchase of these raw materials during 2004, although we experienced upward pressure on certain raw material pricing. Availability of other raw materials, including methanol and methylamine, remained adequate during 2004. Although it is impossible to predict future shortages of raw materials or the impact any such shortages would have, we believe that in the event of a supply interruption we could obtain adequate supplies of raw materials from alternate sources.

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

        At our synthetic elastomers facility in Port Neches, Texas, our principal raw materials used in the manufacture of our products are styrene and butadiene which are obtained through various supply agreements from third-party suppliers. ISP Elastomers has a supply contract with a multi-national supplier for its requirements of 1,3 butadiene delivered via pipeline to its Port Neches, Texas facility. Under this agreement, ISP Elastomers is required to purchase specified quantities of butadiene through the end of 2006. Pricing for butadiene under this contract is based on the U.S. Gulf Coast Marker Price announced at the beginning of each calendar month during the term of the contract.

        Our mineral products business owns three quarries and leases one quarry with rock deposits that have specific performance characteristics, including weatherability, the ability to reflect UV light, abrasion-resistance, non-staining characteristics and the ability to absorb pigments. These quarries each have proven reserves, based on current production levels, of more than twenty years. We pay royalties to a non-affiliated third party based on the amount of rock deposits we extract annually from our Ione, California quarry.

Competition

        We believe that we are the second largest seller, based on revenues, worldwide of specialty chemicals derived from acetylene, other than butanediol and tetrahydrofuran, and we believe that we are the second largest seller, based on revenues, worldwide of alginates.

        In each end-use market, there are a limited number of companies that produce substitutable products for our acetylene-derived specialty chemicals. These companies compete with us in the personal care, pharmaceutical, beverage and industrial markets and have the effect of limiting our market penetration and pricing flexibility. For our specialty chemicals not derived from acetylene, including alginates, sunscreens, emollients, moisturizers, biocides and fine chemicals, a number of world-wide competitors can provide similar products or services.

        Butanediol, which we produce primarily for use as a raw material, is also manufactured by a limited number of companies throughout the world for both their captive use or to supply the merchant market. We believe that there are three competitors of significance for merchant market butanediol,

BASF Corporation, BP p.l.c. and Lyondell Chemical Company. Tetrahydrofuran and N-methyl pyrrolidone are manufactured by a number of companies throughout the world. We are one of a number of manufacturers that compete in the emulsified styrene butadiene rubber market.

        With regard to our mineral products, we believe there are two major competitors in the North American market, 3M Company and Reed Minerals. We believe that competition has been limited by the substantial capital expenditures associated with the construction of new mineral processing and coloring plants and the acquisition of suitable rock reserves; the limited availability of proven rock sources; the complexity associated with the construction of a mineral processing and coloring plant, together with the technical know-how required to operate such a plant; the need to obtain, prior to commencing operations, reliable data over a substantial period of time regarding the weathering of granules in order to assure the quality and durability of the product; and the difficulty in obtaining the necessary permits to mine and operate a quarry.

        Competition in the markets for our specialty chemicals, industrial chemicals, synthetic elastomers and mineral products is largely based upon product and service quality, technology, distribution capability and price. We believe that we are well-positioned in the marketplace as a result of our broad product lines, sophisticated technology and worldwide distribution network.

        Financial information concerning our industry segments and foreign and domestic operations required by Item 1 is included in Notes 18 and 19 to our consolidated financial statements included in this annual report on Form 10-K.

Research and Development

        Our worldwide research and development expenditures were $26.3, $25.3 and $26.0 million in 2004, 2003 and 2002, respectively.

        Our research and development activities are conducted primarily at our worldwide technical center and laboratories in Wayne, New Jersey. Additional research and development is conducted at plant sites in Calvert City, Kentucky; Chatham, New Jersey; Columbus, Ohio; Freetown, Massachusetts; Texas City, Texas; San Diego, California; and Girvan, Scotland, as well as at technical centers in Columbia, Maryland, Brazil, Canada, China, Germany, India, Mexico, Singapore and the United Kingdom. Our mineral products research and development facility, together with our customer design and color center, is located in Hagerstown, Maryland.

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

Intellectual Property

        We hold a number of patents, trademarks and licenses obtained over a number of years and expiring at various times consistent with our business needs. Generally, we seek statutory protection for strategic or financially important intellectual property, including patents, trademarks and licenses developed in connection with our businesses. Certain intellectual property, where appropriate, is protected by contracts, licenses, confidentiality or other similar agreements.

        We own numerous United States and foreign patents (and their respective counterparts), the more important of which cover those technologies and inventions embodied in current products, or which are used in the manufacture of those products. While we believe our patent portfolio is important to our business operations and, in the aggregate, constitutes a valuable asset, no single patent, or group of patents, is critical to the success of our businesses. We also, from time to time, grant licenses under our patents and technology and receive licenses under the patents and technology of others.

        In addition, we own numerous registered trademarks in the United States and in many foreign countries that apply to our product offerings and businesses. Most works of authorship, such as computer programs, catalogs, product brochures and sales literature, carry appropriate notices indicating our claim to copyright protection under United States law and where appropriate, international treaties.

Environmental Compliance

        Since 1970, a wide variety of federal, state and local environmental laws and regulations relating to environmental matters have been adopted and amended. The environmental laws and regulations deal with air and water emissions or discharges into the environment, as well as the generation, storage, treatment, transportation and disposal of solid and hazardous waste, and the remediation of any releases of hazardous substances and materials to the environment. These laws and regulations affect us because of the nature of our operations and that of our predecessor and certain of the substances that are or have been used, produced or discharged at our or our predecessor's plants or at other locations. We have made capital expenditures of approximately $4.6 million in 2004, $7.0 million in 2003 and $3.6 million in 2002 in order to comply with these laws and regulations. These expenditures are included as additions to property, plant and equipment.

        We believe that our manufacturing facilities comply in all material respects with applicable environmental laws and regulations, and, while we cannot predict whether more burdensome requirements will be adopted by governmental authorities in the future, nor can we predict with certainty future capital expenditures or operating costs for environmental compliance, we do not believe they will have a material effect on our business, liquidity, results of operations, cash flows, financial position or competitive position.

Employees

        At December 31, 2004, we employed approximately 2,800 people worldwide. Approximately 785 employees in the United States were subject to seven union contracts. We believe that our relations with our employees and their unions are satisfactory.

ISP Investco

        We conduct our investments business through ISP Investco and its subsidiaries. In August 2004, we changed our investing strategy. Although from time to time we may continue to make investments in public companies, we no longer intend to pursue our prior investment strategy which included investments primarily in international and domestic securities of companies involved in acquisition and reorganization transactions. On a going-forward basis, our investment strategy will be to enter into stable value investments that, although they may result in a lower overall rate of return, our management believes that these types of investments will not experience the volatility historically realized in our equity investments.

Other Information

        We have not established and do not maintain an internet website. However, we do make our annual report on Form 10-K and recent quarterly reports on Form 10-Q that are filed with the Securities and Exchange Commission available electronically via ISP's internet website at www.ispcorp.com. Any materials that we have filed with the SEC may be read and copied by the public at the SEC's Public Reference Room located at 450 Fifth Street, N.W., Washington, DC 20549 or by telephoning the SEC at 1-800-SEC-0330. These reports are also available electronically on the SEC's EDGAR website at www.sec.gov. Alternatively, if you wish to receive a paper copy of our reports or any of the exhibits filed with or furnished to the SEC, they may be obtained by writing to: the Corporate Secretary, International Specialty Holdings Inc., c/o ISP Management Company, Inc., 1361 Alps Road, Wayne, New Jersey 07470.

Item 2.    Properties.

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

Location	Facility	Product Line
Domestic
Alabama, Huntsville	Plant*	Specialty Chemicals
California
Ione	Plant, Quarry*	Mineral Products
San Diego	Plant*	Specialty Chemicals
Kentucky, Calvert City	Plant	Specialty Chemicals/Industrial Chemicals
Maryland
Columbia	Research Center*	Specialty Chemicals
Hagerstown	Research Center, Design Center, Sales Office	Mineral Products
Massachusetts, Freetown	Plant, Research Center	Specialty Chemicals
Missouri, Annapolis	Plant, Quarry	Mineral Products
New Jersey
Chatham	Plant, Research Center	Specialty Chemicals
Wayne	World Headquarters, Corporate Administrative Offices, Research Center	Specialty Chemicals
New York, New York City	Corporate Administrative Offices	N/A
Ohio, Columbus	Plant, Research Center, Sales Office	Specialty Chemicals
Pennsylvania, Blue Ridge Summit	Plant, Quarry	Mineral Products
Texas
Port Neches	Plant, Sales Office	Synthetic Elastomers
Texas City	Plant, Research Center, Sales Office	Specialty Chemicals/Industrial Chemicals

Wisconsin, Pembine	Plant, Quarry	Mineral Products
International
Belgium, Sint-Niklaas	Sales Office, Distribution Center	Specialty Chemicals
Brazil
Cabreuva	Plant, Research Center, Sales Office	Specialty Chemicals
Sao Paulo	Latin America Headquarters*, Sales Office*, Distribution Center*	Specialty Chemicals
Canada
Leaside, Ontario	Plant, Research Center, Sales Office, Warehouse	Specialty Chemicals
Mississauga, Ontario	Sales Office*, Distribution Center*	Specialty Chemicals
England
Basildon	Plant*, Research Center*, Sales Office*	Specialty Chemicals
Poole	Plant*, Research Center*, Sales Office*, Warehouse*	Specialty Chemicals
Tadworth	Western Europe Headquarters*, Research Center*, Sales Office*	Specialty Chemicals
Germany
Cologne	Eastern Europe Headquarters*, Research Center*, Sales Office*	Specialty Chemicals
Marl	Plants**, Sales Office**	Industrial Chemicals
Memmingen	Plant*, Sales Office*, Research Center*	Specialty Chemicals
India
Hyderabad	Research Center*	Specialty Chemcials
Nagpur	Plant**	Specialty Chemicals
Japan, Tokyo	Sales Office*	Specialty Chemicals
Scotland, Girvan	Plant	Specialty Chemicals
Mexico, Mexico City	Research Center*, Sales Office*	Specialty Chemicals
Singapore	Sales Office*, Distribution Center*, Asia-Pacific Headquarters*, Warehouse*	Specialty Chemicals

*
Leased property

**
Long-term ground lease

        We believe that our plants and facilities, which are of varying ages and are of different construction types, have been and continue to be satisfactorily maintained, are in good condition, are suitable for their respective operations and generally provide sufficient capacity to meet production requirements. Each plant has adequate transportation facilities for both raw materials and finished products. In 2004, we made capital expenditures in the amount of $86.8 million relating to plant, property and equipment.

Item 3.    Legal Proceedings.

Environmental Claims and Proceedings

        We are, together with other companies, a party to a variety of proceedings and lawsuits involving environmental matters under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, the Resource Conservation and Recovery Act and similar state laws, in which recovery is sought for the cost of cleanup of contaminated sites or in which remedial obligations are imposed, a number of which are in the early stages or have been dormant for protracted periods. We refer to these claims in this report as "Environmental Claims."

        We estimate that our liability in respect of all Environmental Claims, including those relating to our closed Linden, New Jersey plant described below, and certain other environmental compliance expenses, as of December 31, 2004 is approximately $19.9 million, before reduction for insurance recoveries included in our balance sheet of $28.1 million that relate to both past expenses and estimated future liabilities, which we refer to as "estimated recoveries." While we cannot predict whether adverse decisions or events can occur in the future, in the opinion of management, the resolution of such matters should not be material to our business, liquidity, results of operations, cash flows or financial position. However, adverse decisions or events, particularly as to the liability and the financial responsibility of our insurers and of the other parties involved at each site and their insurers, could cause us to increase our estimate of our liability or decrease our estimate of insurance recoveries in respect of those matters. It is not currently possible to estimate the amount or range of any additional liability.

        After considering the relevant legal issues and other pertinent factors, we believe that it is probable that we will receive the estimated recoveries discussed above. We believe we are entitled to the estimated recoveries, although our insurers have not affirmed a legal obligation under the policies to provide indemnity for these claims. In addition, the recoveries could be in excess of the current estimated liability for all Environmental Claims, although there can be no assurance in this regard.

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

        In June 1989, we entered into a Consent Order with the New Jersey Department of Environmental Protection requiring the development of a remediation plan for our closed Linden, New Jersey plant and the maintenance of financial assurances, currently $7.5 million, to guarantee our performance. This Consent Order does not address any potential natural resource damage claims which we do not believe will be material. In April 1993, the New Jersey Department of Environmental Protection issued orders which require the prevention of discharge of contaminated groundwater and stormwater from the site and the elimination of other potential exposure concerns. We believe, although we cannot be certain, that, taking into account our plans for development of the site, we can comply with the New Jersey Department of Environmental Protection order at a cost of approximately $10.6 million. See Item 1, "Business—Environmental Services."

        See Notes 7 and 20 to our consolidated financial statements included in this annual report on Form 10-K for additional information about legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        All of our common stock is owned by ISP. Accordingly, there is no public trading market for our common stock.

        In 2004 and 2003, we did not declare or pay any dividends to ISP. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 13 to our consolidated financial statements included in this annual report on Form 10-K for information regarding restrictions on the payment of dividends and contributions set forth on pages F-2 to F-26 and page F-53, respectively. Any decision to pay dividends or make capital contributions, and the timing and amount thereof, is dependent upon, among other things, our results of operations, financial condition, cash requirements, prospects and other factors deemed relevant by our Board of Directors.

Item 6.    Selected Financial Data.

        See page F-27.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        See page F-2.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Financial Condition—Market Sensitive Instruments and Risk Management" on page F-23.

Item 8.    Financial Statements and Supplementary Data.

  See Index on page F-1 and Financial Statements and Supplementary Data on pages F-29 to F-76.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        Not applicable.

Item 9A.    Controls and Procedures.

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

        Internal Control Over Financial Reporting:    There were no significant changes in our internal control over financial reporting identified in management's evaluation during the fourth quarter of fiscal year 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information.

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Executive Officers of the Registrant

        The following are the name, age and respective positions of our directors and executive officers.

Name	Age	Position
Samuel J. Heyman	66	Chairman of the Board and Director
Sunil Kumar	55	Chief Executive Officer, President and Director
Richard A. Weinberg	45	Executive Vice President, General Counsel, Secretary and Director
Susan B. Yoss	46	Executive Vice President—Finance and Treasurer
Salvatore J. Guccione	42	Senior Vice President and Chief Financial Officer
Stephen R. Olsen	42	Senior Vice President, Sales and Marketing—North America
Steven E. Post	50	Senior Vice President—Operations for Specialty Chemicals

        The following is a description of the backgrounds, including business experience over the past five years, for each of our directors and executive officers. There are no family relationships that exist between any of our directors or executive officers. Under our bylaws, our officers are elected by the Board of Directors and hold office until their respective successors are duly elected and qualified.

        Samuel J. Heyman—Mr. Heyman has been a director and Chairman of the Board of IS Holdings since December 2001 and of ISP since its formation. Mr. Heyman also has been a director of G-I Holdings for more than five years and was President and Chief Executive Officer of G-I Holdings and some of its subsidiaries for more than five years until September 2000. In January 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to its asbestos-related claims. Mr. Heyman was a director and Chairman of the Board of BMCA from its formation to September 2000 and served as Chief Executive Officer of BMCA and some of its subsidiaries from June 1999 to September 2000. He is also the Chief Executive Officer, Manager and General Partner of a number of closely held real estate development companies and partnerships whose investments include commercial real estate and a portfolio of publicly traded securities.

        Sunil Kumar—Mr. Kumar has been President and Chief Executive Officer of IS Holdings since June 2001, and of ISP Chemco and ISP for more than five years. He has been a director of IS Holdings and ISP Chemco since June 2001, and a director of ISP for more than five years. He was a director and Vice-Chairman of the Board of G-I Holdings from January 1999 to June 1999. In January 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to its asbestos-related claims.

        Richard A. Weinberg—Mr. Weinberg has been Executive Vice President, General Counsel and Secretary of IS Holdings since June 2001 and a director since December 2001. He has also been Executive Vice President, General Counsel and Secretary of ISP for more than five years and has been a director since December 2003. He has been Executive Vice President and Secretary of ISP Chemco and its subsidiaries since May 2003 and a director since August 2002 and June 1998 to June 2001, respectively. He was previously Executive Vice President, General Counsel and Secretary of ISP

Chemco and its subsidiaries for more than five years to May 2003. He has also been a director of ISP Chemco's subsidiaries for more than five years. Mr. Weinberg has been Chief Executive Officer, President, General Counsel and Secretary of G-I Holdings since September 2000 and was Executive Vice President, General Counsel and Secretary of G-I Holdings from May 1998 to September 2000. Mr. Weinberg has served as a director of G-I Holdings for more than five years. In January 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to its asbestos-related claims. Mr. Weinberg also has been Executive Vice President, General Counsel and Secretary of BMCA and its subsidiaries for more than five years.

        Susan B. Yoss—Ms. Yoss has been Executive Vice President—Finance and Treasurer of IS Holdings since June 2001 and ISP since September 2000. She has also been Executive Vice President—Finance of ISP Chemco since May 2003. She was previously Executive Vice President—Finance and Treasurer of ISP Chemco and its subsidiaries from September 2000 to April 2003. She was also Senior Vice President and Treasurer of ISP and its subsidiaries from July 1999 to September 2000. She also has been Senior Vice President of BMCA and its subsidiaries for more than five years and was Treasurer of those same companies from July 1999 to August 2001. Ms. Yoss also has served as Senior Vice President, Chief Financial Officer and Treasurer of G-I Holdings for more than five years. In January 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to its asbestos-related claims.

        Salvatore J. Guccione—Mr. Guccione has been Senior Vice President and Chief Financial Officer of IS Holdings, ISP and ISP Chemco and its subsidiaries and a director of ISP Chemco since December 2004. Prior to joining ISP, he was Executive Vice President, Corporate Strategy and Development for Cambrex Corporation, a specialty chemical and life sciences company, from December 2002 to December 2004, Senior Vice President and Chief Financial Officer from June 2001 to December 2002, Senior Vice President, Corporate Development from January 2001 to June 2001 and Vice President, Corporate Development from December 1995 to January 2001.

        Stephen R. Olsen—Mr. Olsen has been Senior Vice President, Sales and Marketing—North America of IS Holdings, ISP and ISP Chemco and some of its subsidiaries since August 2004. He was previously Senior Vice President—Corporate Development and Strategy of IS Holdings, ISP, ISP Chemco and some of its subsidiaries from September 2000 to August 2004 and was a director of ISP Chemco from June 2001 until September 2002. He was President and Chief Operating Officer of LL Building Products Inc., one of BMCA's subsidiaries, from June 1999 to September 2000.

        Steven E. Post—Mr. Post has been Senior Vice President—Operations for Specialty Chemicals of IS Holdings, ISP and ISP Chemco and some of its subsidiaries since June 2001 and has been President of ISP Alginates Inc. for more than five years. He was a director of ISP Chemco from June 2001 until September 2002.

Audit Committee Financial Expert

        We are not issuers of securities as that term is defined in the Securities Exchange Act of 1934 and do not have any securities listed on a national exchange or association. Based on the foregoing, our Board of Directors does not, nor is it required to have an audit committee and therefore is not required to determine anyone to be an audit committee financial expert.

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

Item 11.    Executive Compensation.

Summary Compensation Table

        The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by our Chief Executive Officer in 2004 and the four other most highly compensated executive officers who were employed by us or our subsidiaries as of December 31, 2004.

		Annual Compensation(7)				Long-Term Compensation(7)
Name and Principal Position	Year	Salary($)	Bonus($)(1)	Other Annual Compensation($)		Restricted Stock Award(s)($)		LTIP Payouts($)		All Other Compensation($)
Sunil Kumar	2004	$524,725	$850,000	$0		$0		$0		$814,309	(2)
President and	2003	506,978	909,006	0		0		813,375	(2)	821,253	(2)
Chief Executive Officer	2002	489,260	623,295	0		2,112,500	(2)	0		819,086	(2)
Susan B. Yoss	2004	$310,243	$500,000	$0		$0		$0		$20,000	(3)
Executive Vice President—	2003	299,735	375,000	0		0		0		19,260	(3)
Finance and Treasurer	2002	289,230	375,000	0		0		0		19,288	(3)
Richard A. Weinberg	2004	$358,473	$380,000	$0		$0		$0		$20,000	(4)
Executive Vice President,	2003	346,345	365,000	0		0		0		509,720	(4)
General Counsel and Secretary	2002	334,235	365,000	0		0		0		592,370	(4)
Steven E. Post	2004	$253,685	$250,000	$0		$0		$0		$22,023	(5)
Senior Vice President—	2003	227,603	130,000	0		0		271,125	(5)	18,777	(5)
Operations for Specialty Chemicals	2002	214,240	100,000	20,870	(5)	0		0		18,524	(5)
Stephen R. Olsen	2004	$235,323	$200,000	$10,340	(6)	$0		$0		$24,711	(6)
Senior Vice President,	2003	227,095	130,000	7,746	(6)	0		0		24,859	(6)
Sales and Marketing—	2002	217,360	100,000	7,746	(6)	0		0		20,620	(6)
North America

(1)
Bonus amounts are payable pursuant to ISP's Executive Incentive Compensation Program.

(2)
Included in "All Other Compensation" for Mr. Kumar are: $14,850, $14,500 and $14,500 representing ISP's contribution under its 401(k) plan in 2004, 2003 and 2002, respectively; $6,227, $4,902 and $4,902 for the premiums paid by ISP for a life insurance policy in 2004, 2003 and 2002, respectively; $2,423, $2,160 and $2,160 for the premiums paid by ISP for a long-term disability policy in 2004, 2003 and 2002, respectively; and for 2004, 2003 and 2002, $761,689, $761,691 and $761,691 representing the forgiven portion of the principal amount of the installment loan provided by ISP to Mr. Kumar in 1999 for the purchase of 318,599 shares of ISP's common stock in accordance with the terms of the Note referred to in Item 13. "Certain Relationships and Related Transactions-Certain Other Transactions." Mr. Kumar was granted 250,000 restricted shares of ISP's common stock effective as of January 14, 2002. The value of these shares as set forth under "Restricted Stock Awards" was based on the market value of such shares on the date of grant. In accordance with the terms of ISP's going private transaction completed in February 2003, Mr. Kumar was eligible to receive $2,575,000, subject to vesting restrictions, in exchange for surrendering and cancellation of these restricted shares of ISP's common stock. In May, 2003, Mr. Kumar agreed to the cancellation of these cash payments in exchange for a grant of incentive units under ISP's 2003 Executive Long-Term Incentive Plan, which we refer to as the 2003 ELTI Plan. In addition, $29,120 and $30,000 of the amount shown in "All Other Compensation" reflects the value of an automobile allowance provided by ISP in 2004 and 2003 respectively and $8,000 reflecting the value of tax planning services provided by ISP during 2003. The amount included in "LTIP Payouts" for Mr. Kumar represents the value received in connection with the exercise of incentive units in 2003 under ISP's 2000 Long-Term Incentive Plan, which we refer to as the 2000 LTI Plan. See "Long-Term Incentive Plans" and "Certain Relationships and Related Transactions-Certain Other Transactions."

(3)
Included in "All Other Compensation" for Ms. Yoss are: $14,600, $14,250 and $14,250 representing ISP's contribution under its 401(k) plan in 2004, 2003 and 2002, respectively; $2,850, $2,850 and $1,824 for the premiums paid by ISP for a life insurance policy in 2004, 2003 and 2002, respectively; $2,550, $2,160 and $2,160 for the premiums paid by ISP for a long-term disability policy in 2004, 2003 and 2002, respectively. See "Long-Term Incentive Plans."

(4)
Included in "All Other Compensation" for Mr. Weinberg are: $14,600, $14,250 and $14,250 representing ISP's contribution under its 401(k) plan in 2004, 2003 and 2002, respectively; $2,850, $1,824 and $1,824 for the premiums paid by ISP for a life insurance policy in 2004, 2003 and 2002, respectively; and $2,550, $2,160 and $2,160 for the premiums paid by ISP for a long-term disability policy in 2004, 2003 and 2002, respectively. On July 15, 1998, International Specialty Products Inc., which we refer to as Old ISP merged with and into ISP, then known as ISP Holdings Inc. In connection with the merger of Old ISP into ISP Holdings, the options to purchase shares of redeemable convertible preferred stock of ISP Holdings, which we refer to as the ISP Holdings Options, including ISP Holdings Options held by Mr. Weinberg, were terminated. In consideration of the termination of the ISP Holdings Options held by Mr. Weinberg, he received, subject to his continued employment through each vesting date, options to purchase 378,056 shares of common stock under ISP's 1991 Incentive Plan for Key Employees and Directors, which we refer to as the 1991 Incentive Plan and the right to receive cash payments of $3,238,358 in the aggregate. In accordance with the terms of ISP's going private transaction completed in February 2003, these options were canceled. Mr. Weinberg received $486,430 and $573,005 of these cash payments in 2003 and 2002, respectively, which amounts are included in "All Other Compensation" for Mr. Weinberg for each of those years. See "Long-Term Incentive Plans."

(5)
Included in "All Other Compensation" for Mr. Post are: $14,600, $14,250 and $14,250 representing ISP's contribution under its 401(k) plan in 2004, 2003 and 2002, respectively; $4,884, $2,571 and $2,426 for the premiums paid by ISP for a life insurance policy in 2004, 2003 and 2002, respectively; and $2,539, $1,956 and $1,848 for the premiums paid by ISP for a long-term disability policy in 2004, 2003 and 2002, respectively. Included in "Other Annual Compensation" for Mr. Post is a relocation allowance of $18,160 and a tax gross-up of $2,710 in 2002. The amount included in "LTIP Payouts" for Mr. Post represents the value received in connection with the exercise of incentive units in 2003 under the 2000 LTI Plan. See "Long-Term Incentive Plans."

(6)
Included in "Other Annual Compensation" for Mr. Olsen are relocation allowances of $10,340, $7,746 and $7,746 in 2004, 2003 and 2002 respectively. Included in "All Other Compensation" for Mr. Olsen are $14,600, $14,250 and $14,250 ISP's contribution under ISP's 401(k) plan in 2004, 2003 and 2002, respectively; $1,714, $1,650 and $1,574 for the premiums paid by ISP for a life insurance policy in 2004, 2003 and 2002, respectively; and $2,397, $1,959 and $1,873 for the premiums paid by ISP for a long-term disability policy in 2004, 2003 and 2002, respectively. In addition, $6,000 and $6,500 of the amount shown in "All Other Compensation" reflects the value of an automobile allowance provided to Mr. Olsen by ISP in 2004 and 2003 respectively.

(7)
Under a non-qualified deferred compensation plan, which we refer to as the ISP EDC Plan, a participant may defer up to 25% of his or her base salary, up to 100% of his or her bonus and up to 100% of the income from the exercise of long-term incentive units in a plan year. Amounts are deferred through payroll deduction and contributed by ISP to a grantor trust, pursuant to a deferral agreement that is filed by the participant before the beginning of each plan year. Messrs. Kumar and Olsen each elected to participate in the ISP EDC Plan in 2004. See "Deferred Compensation Plan."

Long-Term Incentive Plans

  ISP 2000 Long-Term Incentive Plan

        The following table sets forth information on awards granted to the executive officers named in the Summary Compensation Table above during 2004 under the 2000 LTI Plan.

2000 LTI Plan—Awards in 2004

				Estimated Future Payouts Under Non-Stock Price-Based Plans
	Number of Shares, Units or Other Rights(1)		Performance or Other Period Until Maturation or Payout(2)
Name
				Threshold($)(3)	Target($)(4)	Maximum($)(4)
Sunil Kumar	—		—	$—	—	—
Susan B. Yoss	25,000	(5)	—	$0.00	—	—
Richard A. Weinberg	—		—	$—	—	—
Steven E. Post	50,000		—	$12.50	—	—
Stephen R. Olsen	50,000		—	$12.50	—	—

(1)
The 2000 LTI Plan provides long-term compensation to employees and key management personnel based on ISP's "Book Value" (as defined). The number of incentive units granted is determined by the Committee appointed by ISP's Board of Directors in its sole discretion, subject to a maximum number of incentive units that may be received by any eligible employee in any calendar year. The 2000 LTI Plan expires ten years from its effective date, unless terminated sooner by the Committee.

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

(5)
Represents incentive units granted with a lower Initial Value that are 20% vested on the date of such grant and vest in 20% increments each anniversary following the date of such grant.

  ISP 2003 Executive Long-Term Incentive Plan

        The following table sets forth information on awards granted to the executive officers named in the Summary Compensation Table above during 2004 under the 2003 ELTI Plan.

2003 ELTI Plan—Awards in 2004

Estimated Future Payouts Under Non-Stock Price-Based Plans
	Number of Shares, Units or Other Rights(1)		Performance or Other Period Until Maturation or Payout(2)
Name
				Threshold($)(3)	Target($)(4)	Maximum($)(4)
Sunil Kumar	—		—	$—	—	—
Susan B. Yoss	25,000	(5)	—	$0.00	—	—
Richard A. Weinberg	—		—	$—	—	—
Steven E. Post	—		—	$—	—	—
Stephen R. Olsen	—		—	$—	—	—

(1)
The 2003 ELTI Plan provides long-term compensation to executives, key management personnel and certain other employees based on ISP's "Book Value" (as defined). The number of incentive units granted is determined by the Committee appointed by ISP's Board of Directors in its sole discretion, subject to a maximum number of incentive units that may be received by any eligible employee in any calendar year. The 2003 LTI Plan expires ten years from its effective date, unless terminated sooner by the Committee.

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

(5)
Represents incentive units granted with a lower Initial Value that are 20% vested on the date of such grant and vest in 20% increments each anniversary following the date of such grant.

Deferred Compensation Plan

        ISP maintains the ISP EDC Plan for a select group of management, including the named executive officers and other key employees. The ISP EDC Plan allows participants, who are selected by the administrative committee that manages and administers the plan, which is referred to in the plan as the Deferred Compensation Committee, to elect annually to defer, through payroll deduction, up to 25% of their annual base salary, up to 100% of their annual bonus and up to 100% of the income from their exercise of long-term incentive units for each plan year, which is referred to in the plan as the Annual Deferral Amount. Annual Deferral Amounts are contributed by ISP to a grantor trust.

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

        Effective January 1, 2005, the ISP EDC Plan is potentially subject to new restrictions on the timing of elections, the time and form of distributions, the acceleration of benefits, and other matters under section 409A of the Internal Revenue Code, which was enacted on October 22, 2004 as part of the American Jobs Creation Act of 2004. Therefore, as of January 1, 2005, deferral of long term incentive compensation will no longer be permitted in the ISP EDC Plan until the United States Department of the Treasury and Internal Revenue Service issue interpretive guidance that is satisfactory to permit such deferrals as determined by the Deferred Compensation Committee. See Note (7), "Summary Compensation Table."

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

  Securities Authorized for Issuance Under Equity Compensation Plans

        Not applicable.

  Security Ownership of Certain Beneficial Owners and Management

        As of March 30, 2005, 100% of our outstanding shares of common stock were owned of record by ISP. As of that date, Mr. Samuel J. Heyman beneficially owned (as defined in Rule 13d-3 of the Exchange Act) 100% of the capital stock of ISP.

        No other person known to us (including named executive officers) owns beneficially more than 5% of our common stock outstanding on that date and, other than Mr. Heyman, no directors or executive officers beneficially owns any capital stock of ISP. The business address for Mr. Heyman is 1361 Alps Road, Wayne, New Jersey 07470.

Item 13.    Certain Relationships and Related Transactions.

Management Agreement

        Pursuant to a management agreement, we provide, through a subsidiary, certain general management, administrative, legal, telecommunications, information and facilities services to BMCA and ISP. Charges by us for providing such services aggregated $5.7 million in 2004. The management agreement charges consist of management fees and other reimbursable expenses attributable to or incurred by us, for the benefit of BMCA and are based on an estimate of the costs we incur to provide those services. We and BMCA also allocate a portion of the management fees payable by BMCA under the management agreement to separate lease payments for the use of BMCA's headquarters.

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

Tax Sharing Agreements

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

        In connection with the issuance in December 2001 of $200 million principal amount of 10 5/8% Senior Secured Notes due 2009, which we refer to as the 2009 Notes, we entered into a tax sharing agreement with ISP which is substantially the same as the January 1, 2001 tax sharing agreement.

Sales to Affiliates

        In May 2003, we entered into a long-term requirements contract where BMCA and its subsidiaries purchase from us all of their colored roofing granules and algae-resistant granules requirements, except for the requirements of certain of their roofing plants that are supplied by third parties. The contract includes pricing discounts based on volume purchase targets that have lowered gross margins for our mineral products segment. In 2004, BMCA and its subsidiaries purchased in the aggregate a total of $98.2 million of mineral products from us, representing 8.2% of our total net sales and 73.1% of our net sales of mineral products.

Affiliate Borrowings

        From time to time and as permitted, there are intercompany borrowings and repayments between or among us, our subsidiaries, affiliates and our parent, ISP. In March 2003, ISP entered into an intercompany borrowing arrangement with ISP Investco and one of its subsidiaries where ISP Investco and its subsidiary loaned ISP a total of $94.0 million of their unrestricted funds to enable ISP to pay certain costs and expenses related to ISP's going private transaction. This intercompany borrowing arrangement was made through a series of notes with interest of 1.65% per year and maturity dates ranging from six months to three years. In December 2003, ISP repaid $35.0 million of the total amount borrowed, representing full payment of the amount borrowed from ISP Investco's subsidiary. Also in December 2003, ISP Investco entered into a new intercompany borrowing arrangement with ISP for an amount of up to $35.0 million. This borrowing arrangement has a term of ten years and accrues interest at a fixed rate of 5.12% per annum. The outstanding balance due from ISP to ISP Investco at December 31, 2004 aggregated $94.8 million.

        In August 2004, we entered into a loan agreement with ISP pursuant to which we will allow ISP to borrow from time to time up to the principal amount of $350.0 million with interest at the rate of 3.74% per annum on the then outstanding principal balance, which we refer to as the ISP Loan. Commencing in 2005, payment of interest is due in arrears on the outstanding principal balance on each January 31 and July 31. This facility will terminate in August 2007, unless terminated earlier by either party. We may, at our sole option, reduce the amounts outstanding at any time during the term of the ISP Loan. In a related transaction, in August 2004, ISP entered into a loan agreement as the lender with Heyvestco LLC, an entity controlled by Samuel J. Heyman on terms substantially the same as the ISP Loan, which we refer to as the Heyvestco Loan. Repayment of the loan by Heyvestco to ISP is guaranteed by an investment partnership that is also controlled by Mr. Heyman, which entity holds assets sufficient to satisfy the amounts then outstanding under the Heyvestco Loan. The Heyvestco Loan terminates in August 2007, unless terminated earlier by the lender or borrower. As of December 31, 2004 there were no borrowings outstanding under the ISP Loan or the Heyvestco Loan.

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Financial Condition" and Note 12 to our consolidated financial statements included in this annual report on Form 10-K for additional information regarding related party transactions.

Certain Other Transactions

        In connection with becoming President and Chief Executive Officer of ISP in June 1999, Mr. Kumar was granted the right to purchase, and did purchase, 318,599 shares of ISP common stock for an aggregate purchase price of $3,046,762. Under the purchase agreement, ISP loaned to Mr. Kumar the funds required to purchase the shares, which loan was evidenced by a recourse promissory note in the principal amount of $3,046,762. The loan was converted to a demand note bearing interest at the lowest applicable federal rate for short-term instruments. The principal amount of the loan was payable in four installments on each June 11 of the years 2001, 2002 and 2003 and on January 11, 2004, the first three of which were in the amount of $761,691 and the last of which was for the balance of the remaining outstanding principal amount. Under the terms of the demand note, since

Mr. Kumar remained continuously employed by ISP and its subsidiaries through each installment payment date, the principal amount due on such installment payment date was forgiven and the note has been extinguished.

Item 14.    Principal Accountant Fees and Services.

        The following table presents fees for professional services rendered by our independent registered public accounting firm, KPMG LLP, for the fiscal years ended December 31, 2004 and 2003.

Audit and Non-Audit Fees
(Dollars in Thousands)

	Year Ended December 31,
	2004	2003
Audit Fees(1)	$702	$677
Audit-related Fees(2)	69	50
Tax Fees(3)	394	413
All Other Fees	—	—

Total	$1,165	$1,140

(1)
Audit fees relate to professional services rendered by KPMG in connection with the audit of our annual financial statements, quarterly review of financial statements included in our Forms 10-Q and audit services provided in connection with other statutory and regulatory filings.

(2)
Audit-related fees include professional services rendered by KPMG related to consultation on accounting standards or transactions including ISP's going private transaction, and audits of employee benefit plans.

(3)
Tax fees include professional services rendered by KPMG in connection with tax compliance, preparation of foreign tax returns, rendering advice with regard to tax audits and other tax consulting. We do not engage KPMG to perform personal tax services for our executive officers.

Policy on Pre-Approval of Audit and Non-Audit Services Performed by the Independent Auditors

        Our Board of Directors approves, prior to the engagement, consistent with the Sarbanes-Oxley Act of 2002 and the requirements of the Securities and Exchange Commission, any audit, audit-related and permitted non-audit services reasonably likely to be required by us from KPMG during the coming fiscal year. The Board may delegate the approval of unanticipated (but otherwise permitted) non-audit services during the coming fiscal year to our principal financial or accounting officer as required.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

        The following documents are filed as part of this report:

  (a)
  (1)  Financial Statements: See Index on page F-1.

  (a)
  (2)  Financial Statement Schedules: See Index on page F-1.

  (a)
  (3)  Exhibits:

Exhibit Number	Description
3.1	Certificate of Incorporation of International Specialty Holdings Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Registration Statement on Form S-4 of International Specialty Holdings Inc. (Registration No. 333-82822) (the "IS Holdings S-4"))
3.2	By-laws of International Specialty Holdings Inc. (incorporated by reference to Exhibit 3.2 to the IS Holdings S-4)
4.1	Indenture, dated as of December 13, 2001, between International Specialty Holdings Inc., as issuer and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.4 to ISP's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "ISP 2001 Form 10-K")).
4.2	Form of Notes (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.4 to the ISP 2001 Form 10-K).
4.3	Indenture, dated as of June 27, 2001, between ISP Chemco Inc., ISP Chemicals Inc., ISP Minerals Inc. and ISP Technologies Inc., as issuers, the subsidiary guarantors party thereto, and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of ISP Chemco Inc. (Registration No. 333-70144) (the "ISP Chemco S-4")).
4.4	Amendment No. 1, dated as of November 13, 2001, to Indenture dated as of June 27, 2001, between ISP Chemco Inc., ISP Chemicals Inc., ISP Minerals Inc. and ISP Technologies Inc., as issuers, the subsidiary guarantors party thereto, and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of ISP Chemco Inc. (Registration No. 333-75574) (the "Second ISP Chemco S-4").
4.5	Supplemental Indenture dated as of April 2, 2004 to Indenture, dated as of June 27, 2001, between ISP Chemco Inc., ISP Chemicals Inc., ISP Minerals Inc. and ISP Technologies Inc., as issuers, the subsidiary guarantors party thereto, and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.1 to ISP Chemco Inc.'s Form 10-Q for the Quarterly Period ended April 4, 2004 (the "ISP Chemco 10-Q")).
10.1	Tax Sharing Agreement, dated as of January 1, 2001, by and among International Specialty Products Inc., International Specialty Holdings Inc. and ISP Chemco Inc. (incorporated by reference to Exhibit 10.8 to the Second ISP Chemco S-4).
10.2	Amended and Restated Management Agreement, dated as of January 1, 1999, by and among GAF Corporation, G-I Holdings Inc., G Industries Corp., Merick Inc., GAF Fiberglass Corporation, International Specialty Products Inc., GAF Building Materials Corporation, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Opco Holdings Inc. (incorporated by reference to Exhibit 10.1 to Building Materials Corporation of America's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
10.3	Amendment No. 1 to the Amended and Restated Management Agreement, dated as of January 1, 2000 by and among GAF Corporation, G-I Holdings Inc., G Industries Corp., Merick Inc., GAF Fiberglass Corporation, International Specialty Products Inc., GAF Building Materials Corporation, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Opco Holdings Inc., as assignee of International Specialty Products Inc. (incorporated by reference to Exhibit 10.2 to ISP's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "ISP 1999 Form 10-K")).

10.4	Amendment No. 2 to the Amended and Restated Management Agreement, dated as of January 1, 2001 by and among G-I Holdings Inc., Merick Inc., International Specialty Products Inc., GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Opco Holdings Inc., as assignee of International Specialty Products Inc. (incorporated by reference to Exhibit 10.3 to ISP's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "ISP 2000 Form 10-K")).
10.5	Amendment No. 3 to the Amended and Restated Management Agreement, dated as of June 27, 2001 by and among G-I Holdings Inc., Merick Inc., International Specialty Products Inc., ISP Investco LLC, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Management Company, Inc., as assignee of ISP Chemco Inc. (incorporated by reference to Exhibit 10.7 to the Chemco S-4).
10.6	Amendment No. 4 to the Amended and Restated Management Agreement, dated as of January 1, 2002 by and among G-I Holdings Inc., Merick Inc., International Specialty Products Inc., ISP Investco LLC, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Management Company, Inc., as assignee of ISP Chemco Inc. (incorporated by reference to Exhibit 10.5 to ISP's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "ISP 2001 Form 10-K")).
10.7	Amendment No. 5 to the Amended and Restated Management Agreement, dated as of January 1, 2003 by and among G-I Holdings Inc., Merick Inc., International Specialty Products Inc., ISP Investco LLC, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Management Company, Inc., as assignee of ISP Chemco Inc. (incorporated by reference to Exhibit 10.1 to the IS Holdings Form 10-Q for the Quarterly Period ended March 30, 2003).
10.8	Amendment No. 6 to the Amended and Restated Management Agreement, dated as of January 1, 2004 by and among G-I Holdings Inc., Merick Inc., International Specialty Products Inc., ISP Investco LLC, ISP Synthetic Elastomers LP, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Management Company, Inc., as assignee of ISP Chemco Inc. (incorporated by reference to Exhibit 10.1 to the IS Holdings Form 10-Q for the Quarterly Period ended April 4, 2004).
10.9	Indemnification Agreement, dated as of October 18, 1996, among GAF Corporation, G-I Holdings Inc., ISP Holdings Inc., G Industries Corp. and GAF Fiberglass Corporation (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of ISP Holdings (Registration No. 333-17827).
10.10	Non-Qualified Retirement Plan Letter Agreement (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 of International Specialty Products Inc. (Registration No. 333-40351) ).+
10.11	Amended and Restated Credit Agreement, dated as of April 2, 2004, between ISP Chemco Inc., ISP Chemicals Inc., ISP Minerals Inc. and ISP Technologies Inc., as borrowers, the subsidiary guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc., as advisor, lead arranger and bookrunner, Bear Stearns Corporate Lending Inc. and UBS Warburg LLC, as co-syndication agents, and Deutsche Bank Alex. Brown Inc. and The Bank of Nova Scotia, as co-documentation agents ("Credit Agreement") (incorporated by reference to Exhibit 10.2 to the ISP Chemco 10-Q).

10.12	Letter Agreement dated as of April 15, 2004 to the Credit Agreement by and among ISP Chemco Inc., ISP Chemicals Inc., ISP Minerals Inc. and ISP Technologies Inc. as borrowers, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, as administrative agent (incorporated by reference to Exhibit 10.3 to the ISP Chemco 10-Q).
10.13	Pledge and Security Agreement, dated as of June 27, 2001, among ISP Chemco Inc., ISP Chemicals Inc., ISP Minerals Inc. and ISP Technologies Inc., as borrowers, the subsidiary guarantors party thereto, The Chase Manhattan Bank, as administrative agent, J.P. Morgan Securities Inc., as advisor, lead arranger and bookrunner, Bear Stearns Corporate Lending Inc. and UBS Warburg LLC, as co-syndication agents, and Deutsche Bank Alex. Brown Inc. and The Bank of Nova Scotia, as co-documentation agents (the "Pledge and Security Agreement") (incorporated by reference to Exhibit 10.3 to the Chemco S-4).
10.14	Amendment No. 1 dated as of April 2, 2004 to the Pledge and Security Agreement (incorporated by reference to Exhibit 10.4 to the ISP Chemco 10-Q).
10.15	International Specialty Products Inc. 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the IS Holdings Form 10-Q for the Quarterly Period ended June 29, 2003).+
10.16	International Specialty Products Inc. 2003 Executive Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the IS Holdings Form 10-Q for the Quarterly Period ended June 29, 2003).+
18*	Preferability Letter from KPMG LLP
21*	Subsidiaries of International Specialty Holdings Inc.
31.1*	Rule 13a-14(a)/Rule 15d-14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a-14(a)/Rule 15d-14(a) Certification of the Chief Financial Officer.
32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

*
filed herewith

+
management and/or compensation plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL SPECIALTY HOLDINGS INC.
Date: March 30, 2005	By:	/s/ SALVATORE J. GUCCIONE Salvatore J. Guccione Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ SAMUEL J. HEYMAN Samuel J. Heyman	Chairman of the Board and Director	March 30, 2005
/s/ SUNIL KUMAR Sunil Kumar	Chief Executive Officer, President and Director (Principal Executive Officer)	March 30, 2005
/s/ SALVATORE J. GUCCIONE Salvatore J. Guccione	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 30, 2005
/s/ KENNETH M. MCHUGH Kenneth M. McHugh	Vice President and Controller (Principal Accounting Officer)	March 30, 2005
/s/ RICHARD A. WEINBERG Richard A. Weinberg	Director	March 30, 2005

INTERNATIONAL SPECIALTY HOLDINGS INC.

FORM 10-K

INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS, CONSOLIDATED
FINANCIAL STATEMENTS AND SCHEDULES

INTERNATIONAL SPECIALTY HOLDINGS INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

        International Specialty Holdings Inc., a wholly owned subsidiary of International Specialty Products Inc., which we refer to as "ISP", was formed on June 5, 2001 in connection with a corporate restructuring. Unless otherwise indicated by the context, "we," "us" and "our" refer to International Specialty Holdings Inc. and its consolidated subsidiaries.

        We are a leading multinational manufacturer and supplier of chemicals and mineral products for a wide variety of personal care, pharmaceutical, food, beverage, biocides, plastics, tire and rubber and other applications that enhance product performance. We produce more than four hundred specialty chemicals which we market and sell to over six thousand customers in more than ninety countries worldwide. During the last five years, our goal has been to move toward increasing our focus on our consumer-oriented, service intensive and highly technical businesses while consolidating, downsizing or otherwise improving certain of our low margin industrial businesses. We report four business segments: specialty chemicals; industrial chemicals; synthetic elastomers; and mineral products. Our more recent focus has been to add new product platforms that utilize our expertise in polymer manufacturing, research and development, and process technology. For example, in August 2004, ISP contributed its synthetic elastomers business to us (see below and Note 1 to consolidated financial statements), which business has expanded and complemented our global specialty chemicals portfolio. Another important objective is to seek additional sources of high quality supply of key raw materials in support of the increasing demand for specialty chemical products. We also supplement our internal resources with strategic alliances and constantly strive to lower our costs through operating efficiencies and plant consolidations.

        We continually explore possible acquisitions where we seek to acquire complementary technologies or products, expand our customer base and leverage our sales and distribution infrastructure and existing client relationships. For example, we acquired our industrial biocides business that includes a product line of fungicides, preservatives, algaecides and biocides to expand our performance chemicals product line. During 2003, ISP acquired our synthetic elastomers business and contributed this business to us in August 2004 (see below). The synthetic elastomers business manufactures and sells emulsified styrene butadiene rubber and related products. This business was acquired to add a new product platform that expands and complements our global specialty chemicals portfolio, utilizes our expertise in polymer manufacturing, research and development and process technology, and leverages our international sales and distribution infrastructure. During 2004, we completed four acquisitions, including three in Europe, to further enhance our global specialty chemicals business. In addition, strategic alliances have allowed us to leverage our core strength in marketing, sales and technical services to obtain access to new technologies and expand the breadth and utility of our product offerings.

        Our net sales for 2004 were $1,193.6 million, an increase of 30% from sales of $918.6 million in 2003. Our operating income, after excluding certain other operating gains and charges in each year (see "Non-GAAP Financial Measures" below), increased by 24% in 2004 to $159.7 million from $129.1 million in 2003. The consolidated financial statements as of and for the year ended December 31, 2003 have been restated to include the assets and liabilities and the results of operations of the synthetic elastomers business, which ISP acquired in July 2003 and contributed to our capital in August 2004 (see "Results of Operations—2004 Compared With 2003" below and Note 1 to consolidated financial statements).

Critical Accounting Policies

        The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates, including but not limited to those related to doubtful accounts, inventory valuation, investments, goodwill and intangible assets, income taxes, environmental liabilities, pensions and other postemployment benefits, and contingent liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We do not anticipate any changes in management estimates that would have a material impact on our operations, liquidity or capital resources. We believe the following critical accounting policies are the most important to the portrayal of our financial condition and results of operations and require our management's more significant judgments and estimates in the preparation of our consolidated financial statements.

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

  Inventories

        Inventories are valued at the lower of cost or market. The LIFO (last-in, first-out) method is utilized to determine cost for substantially all domestic acetylene-based finished goods and work-in-process and the raw materials to produce these products. Also, in 2004, the Company changed its method of valuing inventory for the synthetic elastomers business from the FIFO (first-in, first out) method to the LIFO method (see Notes 1 and 9 to consolidated financial statements). All other inventories are valued on the FIFO method. We write down our inventories for estimated obsolescence or unmarketable inventories equal to the difference between the cost of inventories and their estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

  Short-Term Investments

        Our investment strategy is to seek stable returns on our available cash. While from time to time, we may invest in securities of companies that we consider to be undervalued, our primary strategy is to invest our cash in stable value investments that, although no assurances may be made, we believe will preserve principal and not experience significant moves in volatility. With respect to our equity positions, we are exposed to the risk of market loss.

        Our short-term investments are reported at fair value. For securities classified as "trading," unrealized holding gains and losses are reflected in the results of operations. For securities classified as

"available-for-sale," unrealized holding gains and losses, net of income tax effect, are included in a separate component of shareholder's equity, "Accumulated other comprehensive income." The determination of cost in computing realized and unrealized gains and losses is based on the specific identification method. We periodically review available-for-sale securities for other than temporary impairment when the cost basis of a security exceeds the market value. Declines in the value of these investments or adverse changes in market conditions could result in impairment charges in the future.

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

        We believe that our current assumptions and other considerations used to estimate the current year effective rate and deferred tax positions are appropriate. However, if the actual outcome of future tax consequences differs from our estimates and assumptions, the resulting change to the provision for income taxes could have a material adverse impact on our consolidated financial statements. A 1% change in the effective tax rate would change the 2004 income tax provision by $0.9 million.

  Environmental Liability

        We accrue environmental costs when it is probable that we have incurred a liability and the expected amount can be reasonably estimated. The amount accrued reflects our assumptions about remedial requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potential responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. Adverse decisions or events, particularly as to increases in remedial costs, discovery of new contamination, assertion of natural resource damages, plans for development of our Linden, New Jersey property, and the liability and the financial responsibility of our insurers and of the other parties involved at each site and their insurers, could cause us to increase our estimate of liability or decrease our estimate of insurance recoveries in respect of those matters. It is not currently possible to estimate the amount or range of any additional liability. We recognize receivables for estimated environmental insurance recoveries that relate to both past expenses and estimated future liabilities. After considering the relevant legal issues and other pertinent factors, we believe that we will receive the estimated insurance recoveries and that the insurance recoveries could be in excess of the current estimated liability for all environmental claims, although there can be no assurance in this regard. Significant judgment is involved in estimating environmental liabilities and related insurance recoveries. See Note 20 to consolidated financial statements for further discussion with respect to environmental liabilities and estimated insurance recoveries.

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

Results of Operations

  2004 Compared With 2003 (Restated)

  Overview

        Effective July 28, 2003, our parent company, ISP, acquired certain assets of the synthetic rubber business of Ameripol Synpol Corporation, through a wholly owned limited partnership, ISP Synthetic Elastomers LP. Effective August 30, 2004, ISP contributed the synthetic elastomers business to our capital. Accordingly, our consolidated financial statements as of and for the year ended December 31, 2003 have been restated to include the assets and liabilities and the results of operations of the synthetic elastomers business from the date of its acquisition by ISP. The synthetic elastomers business is being reported as a separate business segment (see Notes 1 and 18 to consolidated financial statements). Both ISP and the synthetic elastomers business are under common control; accordingly, the contribution of the synthetic elastomers business was recognized at cost.

        We recorded net income of $60.7 million for the year 2004 compared with net income of $39.8 million in 2003. The improved results for 2004 were attributable to higher operating income. Net income for the year 2003 included a $1.0 million after-tax charge for the cumulative effect of a change in accounting principle from the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations."

        Net Sales.    Net sales by business segment for the years 2004 and 2003 were:

	Year Ended December 31,
	2004	2003
	(Millions)
Specialty chemicals	$695.3	$623.4
Industrial chemicals	193.8	165.5
Synthetic elastomers	170.1	25.7
Mineral products	134.4	104.0

Net sales	$1,193.6	$918.6

        Net sales for 2004 were $1,193.6 million compared with $918.6 million in 2003. The $275.0 million (30%) increase in sales resulted primarily from a full year's sales from the synthetic elastomers business ($170.1 million) compared with $25.7 million in 2003 after the date of its acquisition by ISP. Higher unit volumes in all other business segments ($97.4 million), as well as the favorable impact of the weaker U.S. dollar ($32.2 million), primarily in Europe, also contributed substantially to the sales increase in 2004. On a geographic region basis, sales increased by 38% in North America, mainly as a result of the synthetic elastomers business, 17% in Europe, 37% in Asia-Pacific and 21% in Latin America.

        Gross Margin.    Our gross margin in 2004 was 30.8% compared with 33.5% in 2003. The decrease in our gross margin in 2004 was attributable to higher manufacturing costs in the specialty chemicals and mineral products segments, the adverse impact of the stronger Euro on European-based manufacturing costs and unfavorable pricing and mix in the specialty chemicals segment, partially offset by the favorable impact of the weaker U.S. dollar and favorable pricing in the industrial and mineral products segments. In addition, the gross margin was negatively impacted by a $5.0 million pre-tax provision for the adoption of the LIFO inventory method for valuing inventory for the synthetic elastomers business.

        Selling, General and Administrative.    Selling, general and administrative expenses increased 16% in 2004 to $206.9 million from $178.3 million in 2003, however, as a percent of sales, decreased to 17.3% in 2004 from 19.4% in 2003, due mainly to the inclusion of operating expenses for the synthetic elastomers business, for which operating expenses represented only 5.4% of sales. The increase in selling, general and administrative expenses in 2004 was due primarily to higher selling and distribution costs related to acquisitions and growth initiatives.

        Other operating gains and (charges), net.    Other operating gains, net, totaled $0.7 million in 2004. In the fourth quarter of 2004, we sold an excess parcel of unutilized land for $1.3 million, recognizing a gain of $1.2 million from the sale. Also, in the fourth quarter of 2004, we decided to transfer certain production assets in our foods product line from a leased facility in England to our manufacturing facility in Girvan, Scotland. In connection with this consolidation of production capacity, we accrued $0.5 million for related severance costs. Additional costs for closing the facility in England and transferring the equipment will be charged to operations as incurred in 2005.

        Other operating charges in 2003 totaled $3.6 million and included a $1.5 million charge for compensation expense for stock option payments related to ISP's going private transaction (see Note 16 to consolidated financial statements). In addition, in December 2003, we decided to discontinue the manufacturing process at our Texas City, Texas facility for a product within the industrial chemicals segment. Accordingly, we recorded a $2.1 million charge for the write-off of production assets related to that manufacturing process. Sales related to this discontinued product were not material.

        Operating Income.    Operating income (loss) by business segment for the years 2004 and 2003 was:

	Year Ended December 31,
	2004	2003
	(Millions)
Specialty chemicals	$140.2	$125.9
Industrial chemicals	(3.5)	(11.5)
Synthetic elastomers	7.4	(3.3)
Mineral products	16.6	13.9

Total segment operating income	160.7	125.0
Unallocated corporate office items	(0.3)	0.5

Operating income	$160.4	$125.5

        Operating income for the year 2004 was $160.4 million compared with $125.5 million in 2003. The year 2004 includes a $5.0 million pre-tax provision for the adoption of the LIFO inventory method for valuing inventory for the synthetic elastomers business. The effect of this accounting change was to decrease operating income and net income for the year 2004 by $5.0 and $3.3 million, respectively.

        Excluding the other operating gains and (charges), net, discussed above, operating income on a comparable basis was $159.7 million in 2004, a $30.6 million (24%) increase compared with $129.1 million in 2003 (see "Non-GAAP Financial Measures" below). The higher operating income in 2004 was a result of improved performance in each business segment.

        The specialty chemicals segment achieved operating income of $140.2 million for 2004 compared with $125.9 million in 2003. On a comparable basis, excluding the aforementioned gains and charges pertaining to specialty chemicals, operating income for the segment improved 10% to $139.5 million compared with $127.0 million in 2003. The improved results were primarily attributable to the favorable impact of higher unit volumes in all product lines, partially offset by higher manufacturing costs, increased operating expenses, mainly higher selling expenses, and unfavorable pricing. Operating income for the specialty chemicals segment in 2004 was also favorably impacted by the weaker U.S. dollar and by the contribution to income from the three specialty chemicals niche acquisitions in Europe in the first quarter of 2004 (see Note 17 to consolidated financial statements).

        The industrial chemicals segment recorded an operating loss of $3.5 million in 2004 compared with an operating loss of $11.5 million in 2003. Excluding the aforementioned other operating charges in 2003 pertaining to industrial chemicals, the operating loss in 2003 was $9.2 million. The improved performance in 2004 was attributable to favorable pricing, manufacturing efficiencies and higher unit volumes, partially offset by the adverse impact of the stronger Euro on European-based manufacturing costs.

        The synthetic elastomers business, in its first full year of operation, posted operating income of $7.4 million in 2004 compared with an operating loss of $3.3 million in 2003 after the date of its acquisition in July 2003.

        Operating income for the mineral products segment was $16.6 million in 2004 compared with $13.9 million in 2003. On a comparable basis, excluding other operating charges in 2003 pertaining to mineral products, operating income was $14.1 million for 2003. The 18% improvement over the year 2003 was due to the impact of higher unit volumes and favorable pricing, partially offset by increased manufacturing costs and higher freight and distribution expenses.

        Interest Expense.    Interest expense for 2004 was $77.2 million, a $0.7 million (1%) increase from the $76.5 million recorded in 2003. The slightly higher interest expense was attributable to higher average borrowings ($2.2 million impact), mainly due to higher term loan borrowings under our senior credit facilities (see "—Liquidity and Financial Condition" below). Partially offsetting the effect of higher borrowing levels was the impact ($1.5 million) of lower average interest rates.

        Investment Income.    Investment income in 2004 was $16.7 million compared with $14.9 million in 2003. Investment income in 2004 included a $5.5 million other than temporary impairment charge related to an available-for-sale equity security held in our investment portfolio. The increased investment income resulted from higher net realized portfolio gains in 2004, offset by net realized and unrealized losses on trading securities.

        Other Expense, net.    Other expense, net, comprises foreign exchange gains/losses resulting from the revaluation of foreign currency-denominated accounts receivable and payable as a result of changes in exchange rates, and other nonoperating items of expense. Other expense, net, was $6.8 million in 2004 compared with $2.4 million in 2003. The higher expense in 2004 was due primarily to unfavorable foreign exchange.

        Income Taxes.    In 2004, we recorded a provision for income taxes of $32.3 million. Our effective tax rate for 2004 was 34.7%, which was consistent with an effective tax rate of 33.7% for 2003.

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

	Year Ended December 31,
	2004	2003
	(Millions)
Reconciliation of non-GAAP financial measures:
Operating income per GAAP	$160.4	$125.5
Non-GAAP adjustments:
Add: Other operating (gains) charges (1)	(0.7)	3.6

Operating income as adjusted	$159.7	$129.1

Supplemental Business Segment Information:
Operating income (loss):
Operating income per GAAP—Specialty Chemicals	$140.2	$125.9
Non-GAAP adjustments (1)	(0.7)	1.1

Operating income—Specialty Chemicals as adjusted.	$139.5	$127.0

Operating loss per GAAP—Industrial Chemicals	$(3.5)	$(11.5)
Non-GAAP adjustments (1)	—	2.3

Operating loss—Industrial Chemicals	$(3.5)	$(9.2)

Operating income (loss) per GAAP—Synthetic Elastomers	$7.4	$(3.3)
Non-GAAP adjustments (1)	—	—

Operating income (loss)—Synthetic Elastomers as adjusted	$7.4	$(3.3)

Operating income per GAAP—Mineral Products	$16.6	$13.9
Non-GAAP adjustments (1)	—	0.2

Operating income — Mineral Products as adjusted	$16.6	$14.1

Total segment operating income as adjusted	$160.0	$128.6
Unallocated corporate office per GAAP	(0.3)	0.5

Operating income as adjusted	$159.7	$129.1

(1)
Non-GAAP adjustments for the year 2004 include a $1.2 million other operating gain from the sale of land, offset by a $0.5 million other operating charge for severance arising from the consolidation of production capacity related to the foods product line. Non-GAAP adjustments for the year 2003 included a $2.1 million other operating charge for the write-off of fixed assets at our Texas City, Texas facility related to a manufacturing process for a discontinued product within the industrial chemicals segment. Non-GAAP adjustments for the year 2003 also included an other operating charge of $1.5 million for stock option payments related to ISP's going private transaction.

  Specialty Chemicals

        Sales for the specialty chemicals segment in 2004 were $695.3 million compared with $623.4 million in 2003. The $71.9 million (12%) increase in sales was primarily attributable to higher unit volumes ($56.9 million), mainly in the personal care, performance chemicals and food product lines, and included the contribution to sales ($21.0 million) of the three specialty chemicals acquisitions in Europe in the first quarter of 2004. The favorable effect of the weaker U.S. dollar ($24.0 million), primarily in Europe, also benefited sales. Favorable personal care unit volumes were primarily due to higher sales of skin care and oral care products in Europe and North America. Higher performance chemicals unit volumes mainly resulted from increased sales from our biocides product line, which is comprised of a broad range of preservatives and fungicides for various product applications, including paint and coatings. Unit volumes in the food product line benefited from the first quarter 2004 acquisitions and the full year impact from the May 2003 Germinal acquisition in South America.

        Operating income for the specialty chemicals segment was $140.2 million for the year 2004 compared with $125.9 million in 2003. On a comparable basis, excluding the aforementioned other operating gains and (charges), net, pertaining to specialty chemicals, operating income for the segment increased by 10% for the year 2004 to $139.5 million compared with $127.0 million in 2003. The improved results were primarily attributable to the favorable impact of higher unit volumes in all product lines (totaling $32.0 million), partially offset by higher manufacturing costs (totaling $13.8 million), increased operating expenses ($11.8 million), mainly higher selling expenses due to acquisitions and growth initiatives, and unfavorable pricing ($9.0 million). Operating income for the specialty chemicals segment in 2004 was also favorably impacted by the weaker U.S. dollar ($15.3 million) and by the contribution to income from the three specialty chemicals niche acquisitions in Europe in the first quarter of 2004.

  Industrial Chemicals

        Sales for the industrial chemicals segment in 2004 were $193.8 million compared with $165.5 million in 2003. The $28.3 million (17%) increase in sales was due to higher unit volumes ($15.4 million), primarily sales of intermediate and solvent products (tetrahydrofuran and N-methyl pyrrolidone) in Asia-Pacific and North America. Increased sales of industrial products also benefited from favorable pricing ($4.7 million) and the favorable effect of the weaker U.S. dollar ($8.2 million).

        The industrial chemicals segment recorded an operating loss of $3.5 million in 2004 compared with an operating loss of $11.5 million in 2003. Excluding the aforementioned other operating charges in 2003 pertaining to industrial chemicals, the operating loss in 2003 was $9.2 million. The improved performance in 2004 was attributable to favorable pricing ($4.7 million), manufacturing efficiencies ($3.3 million) and higher unit volumes ($2.1 million), partially offset by the adverse impact of the stronger Euro on European-based manufacturing costs.

  Synthetic Elastomers

        The synthetic elastomers business was acquired by our parent company, ISP, in July 2003 and ISP contributed this business to our company effective August 30, 2004. The synthetic elastomers business manufactures and sells emulsified styrene butadiene rubber and related products. Since the date of its acquisition, we have expended nearly $20 million for capital improvements for this business.

        Sales for the synthetic elastomers business segment, in its first full year of operation, were $170.1 million in 2004 compared with $25.7 million in the year 2003 after the date of its acquisition by ISP. The synthetic elastomers business recorded operating income of $7.4 million for the year 2004 compared with an operating loss of $3.3 million in 2003 when the business was in its start-up phase.

  Mineral Products

        Sales for the mineral products segment for 2004 were $134.4 million compared with $104.0 million in 2003. The $30.4 million (29%) increase was mainly attributable to higher unit volumes ($25.1 million) as a result of industry-wide growth and included 26% higher sales to Building Materials Corporation of America, an affiliate, which we refer to as "BMCA."

        Operating income for the mineral products segment was $16.6 million in 2004 compared with $13.9 million in 2003. On a comparable basis, excluding other operating charges in 2003 pertaining to mineral products, operating income was $14.1 million for 2003. The 18% improvement over the year 2003 was due to the impact of higher unit volumes ($4.6 million) and favorable pricing ($5.2 million), partially offset by increased manufacturing costs and higher freight and distribution expenses (totaling $7.3 million).

Results of Operations

  2003 (Restated) Compared With 2002

  Overview

        We recorded net income of $39.8 million for the year 2003 compared with a net loss of $104.7 million in 2002. The results for 2003 included a $1.0 million after-tax cumulative effect of a change in accounting principle from the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations." The results for 2002 included a $155.4 million goodwill impairment charge, effective January 1, 2002, for the cumulative effect of a change in accounting principle related to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets."

        Income before the cumulative effect of changes in accounting principles was $40.8 million in 2003 compared with $50.7 million in 2002. The results for 2003 included $3.6 million of other operating charges, including a $2.1 million charge for the write-off of production assets related to a discontinued product in the industrial chemicals business segment and a $1.5 million charge for stock option payments related to ISP's going private transaction in the first quarter of 2003 (see Note 16 to consolidated financial statements). The results for 2002 included $12.2 million of other operating gains related to the sale of our FineTech business and to the termination and settlement of contracts and a $7.6 million other operating charge for the write-off of deferred costs related to our Linden, New Jersey property (see Note 5 to consolidated financial statements). The year 2002 also included a $7.2 million pre-tax charge for the early retirement of debt.

        Net Sales.    Net sales by business segment for the years 2003 and 2002 were:

	Year Ended December 31,
	2003	2002
	(Millions)
Specialty chemicals	$623.4	$600.8
Industrial chemicals	165.5	149.4
Synthetic elastomers	25.7	—
Mineral products	104.0	95.1

Net sales	$918.6	$845.3

        Net sales for 2003 were $918.6 million compared with $845.3 million in 2002. The $73.3 million (9%) increase in sales resulted from the synthetic elastomers business ($25.7 million), acquired during the third quarter of 2003, higher unit volumes in the industrial chemicals and mineral products segments (totaling $24.0 million) and in the pharmaceutical, food, beverage and personal care product lines of the specialty chemicals segment (totaling $19.0 million) and from the favorable impact of the weaker U.S. dollar, primarily in Europe ($40.8 million). These sales gains were partially offset by lower pricing in industrial chemicals, mineral products and personal care (totaling $13.9 million) and lower volumes in the fine chemicals and performance chemicals product lines of the specialty chemicals segment (totaling $22.3 million). On a geographic region basis, sales increased by 16% in Europe, 9% in Asia-Pacific, 7% in Latin America and 5% in North America.

        Gross Margin.    Our gross margin in 2003 was 33.5% compared with 34.8% in 2002. The gross margin for the specialty chemicals segment increased by 3.7% in 2003 compared with 2002 as a result of higher volumes, manufacturing efficiencies and the favorable impact of the weaker U.S. dollar. The overall reduction in gross margin was attributable to the unfavorable effect of the lower pricing in the industrial chemicals and mineral products segments and unfavorable manufacturing costs in mineral products.

        Selling, General and Administrative.    Selling, general and administrative expenses increased 4% in 2003 to $178.3 million from $170.9 million in 2002, however, as a percent of sales, decreased to 19.4% in 2003 from 20.2% in 2002. The increase in selling, general and administrative expenses in 2003 related primarily to higher selling and distribution costs as a result of the higher sales levels, the inclusion of operating expenses for the synthetic elastomers business and the impact of the weaker U.S. dollar, and also to higher administrative and general expenses due to increased compensation-related costs.

        Other operating gains and (charges), net.    Other operating charges in 2003 totaled $3.6 million and included a $1.5 million charge for compensation expense for stock option payments related to ISP's going private transaction (see Note 16 to consolidated financial statements). In addition, in December 2003, we decided to discontinue the manufacturing process at our Texas City, Texas facility for a product within the industrial chemicals segment. Accordingly, we recorded a $2.1 million charge for the write-off of production assets related to that manufacturing process. Sales related to this discontinued product were not material.

        Other operating gains in 2002 included $12.2 million of other operating gains, including a $5.5 million gain on the sale of our FineTech business and $6.8 million of gains from the termination and settlement of contracts. Offsetting these gains was a $7.6 million other operating charge for the write-off of deferred costs related to our Linden, New Jersey property. The write-off related to deferred costs associated with the study and exploration of developing a hazardous waste treatment, storage and disposal facility at the Linden site. This alternative use scenario became less likely with the progress made on other development opportunities at this site. See also Note 5 to consolidated financial statements.

        Operating Income.    Operating income (loss) by business segment for the years 2003 and 2002 was:

	Year Ended December 31,
	2003	2002
	(Millions)
Specialty chemicals	$125.9	$107.9
Industrial chemicals	(11.5)	5.9
Synthetic elastomers	(3.3)	—
Mineral products	13.9	20.9

Total segment operating income	125.0	134.7
Unallocated corporate office items	0.5	0.5
Write-off of deferred costs	—	(7.6)

Operating income	$125.5	$127.6

        Operating income in 2003 was $125.5 million compared with $127.6 million in 2002. Excluding the other operating gains and (charges), net, discussed above, operating income on a comparable basis was $129.1 million in 2003, a $6.1 million (5%) increase compared with $123.0 million in 2002 (see "Non-GAAP Financial Measures" below).

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

        The synthetic elastomers business recorded an operating loss of $3.3 million in 2003 after the date of its acquisition when the business was in its start-up phase.

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

        Interest Expense.    Interest expense for 2003 was $76.5 million, an $8.4 million (10%) decrease from the $84.9 million recorded in 2002. The lower interest expense was primarily attributable to lower average borrowings ($5.5 million impact) and, to a lesser extent, lower average interest rates ($2.9 million impact).

        Investment Income.    Investment income in 2003 was $14.9 million compared with $48.1 million in 2002. Investment income in 2002 included a $39.0 million other than temporary impairment charge for certain available-for-sale securities held in our investment portfolio. The lower investment income also resulted from realized portfolio losses in 2003, partially offset by higher unrealized gains.

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

        Income Taxes.    In 2003, we recorded a provision for income taxes of $20.7 million. Our effective tax rate for 2003 was 33.7%, which was consistent with an effective tax rate of 34.0% for 2002.

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

	Year Ended December 31,
	2003	2002
	(Millions)
Reconciliation of non-GAAP financial measures:
Operating income per GAAP	$125.5	$127.6
Non-GAAP adjustments:
Add: Other operating (gains) charges (1)	3.6	(4.6)

Operating income as adjusted	$129.1	$123.0

Supplemental Business Segment Information:
Operating income:
Operating income per GAAP—Specialty Chemicals	$125.9	$107.9
Non-GAAP adjustments (1)	1.1	(12.2)

Operating income—Specialty Chemicals as adjusted.	$127.0	$95.7

Operating income (loss) per GAAP—Industrial Chemicals	$(11.5)	$5.9
Non-GAAP adjustments (1)	2.3	—

Operating income (loss)—Industrial Chemicals as adjusted	$(9.2)	$5.9

Operating loss per GAAP—Synthetic Elastomers	$(3.3)	$—
Non-GAAP adjustments	—	—

Operating loss—Synthetic Elastomers as adjusted	$(3.3)	$—

Operating income per GAAP—Mineral Products	$13.9	$20.9
Non-GAAP adjustments (1)	0.2	—

Operating income—Mineral Products as adjusted	$14.1	$20.9

Total segment operating income as adjusted	$128.6	$122.5
Unallocated corporate office per GAAP	0.5	0.5

Operating income as adjusted	$129.1	$123.0

(1)
Non-GAAP adjustments for the year 2003 included a $2.1 million other operating charge for the write-off of fixed assets at our Texas City, Texas facility related to a manufacturing process for a discontinued product within the industrial chemicals segment. Non-GAAP adjustments for the year 2003 also included an other operating charge of $1.5 million for stock option payments related to ISP's going private transaction. The non-GAAP adjustments for the year 2002 included a $7.6 million write-off of deferred costs related to our Linden, New Jersey property. This charge was not allocated to the current operating business segments because the Linden property is a non-operating property. In addition, the non-GAAP adjustments for the year 2002 included other operating gains of $12.2 million, consisting of a gain of $2.8 million for a contract termination related to the sale of our company's FineTech business, a $5.5 million gain from the sale of the FineTech business and a $3.9 million gain on a contract settlement.

  Specialty Chemicals

        Sales for the specialty chemicals segment in 2003 were $623.4 million compared with $600.8 million in 2002. The $22.6 million (4%) increase in sales was attributable to the favorable effect of the weaker U.S. dollar ($29.0 million) and higher unit volumes in the pharmaceutical, food, beverage and personal care product lines (totaling $19.0 million). Partially offsetting these sales increases were lower unit volumes in the fine chemicals and performance chemicals product lines (totaling $22.3 million), partially as a result of the loss of sales due to the termination of the supply and license agreement in 2002 with Polaroid ($9.1 million), and unfavorable pricing ($3.8 million), primarily in the personal care product line. Favorable pharmaceutical volumes were primarily attributable to strong growth in the oral care market in North America and the excipients markets (Plasdones for tablet binders and Polyplasdones for tablet disintegrants), while higher food volumes resulted primarily from the acquisition of Germinal S.A. in May 2003. Increased personal care volumes resulted from strong sales of sunscreens in North America and Europe, while higher beverage volumes were due to growth in Europe and Asia-Pacific.

        Operating income for the specialty chemicals segment increased by 33% for the year 2003 to $127.0 million compared with $95.7 million in 2002. The improved results were primarily attributable to the personal care, pharmaceutical and beverage product lines (up a combined $36.2 million), mainly due to manufacturing efficiencies (totaling $8.9 million), lower operating expenses (totaling $6.6 million) and higher volumes (a $4.7 million favorable impact), partially offset by unfavorable pricing ($3.8 million in total for the specialty chemicals segment). The weaker U.S. dollar in Europe also had a substantial positive impact on operating income for the specialty chemicals segment in 2003 ($20.0 million). The improved results for this segment were adversely impacted by lower volumes in the fine chemicals product line ($6.2 million), mainly due to the loss of sales to Polaroid.

  Industrial Chemicals

        Sales for the industrial chemicals segment in 2003 were $165.5 million compared with $149.4 million in 2002. The 11% increase in sales was attributable to higher unit volumes ($10.8 million) and the favorable effect of the weaker U.S. dollar ($11.8 million), partially offset by the continuing adverse effect of unfavorable pricing ($6.4 million).

        The industrial chemicals segment recorded an operating loss of $9.2 million in 2003 compared with operating income of $5.9 million in 2002. The results for this business were adversely impacted by the stronger Euro on European-based manufacturing costs ($6.6 million). The unfavorable results also included higher energy costs and operating expenses ($8.0 million) and unfavorable pricing ($6.4 million), partially offset by manufacturing efficiencies ($4.9 million) and the impact of higher volumes ($1.6 million).

  Synthetic Elastomers

        The synthetic elastomers business recorded sales of $25.7 million and an operating loss of $3.3 million in 2003 after the date of its acquisition by ISP when the business was in its start-up phase.

  Mineral Products

        Sales for the mineral products segment for 2003 were $104.0 million compared with $95.1 million in 2002. The 9% increase was due to higher unit volumes ($13.3 million) and included 20% higher third party sales and 6% higher sales to BMCA. The sales growth was partially offset by lower pricing ($4.4 million) due to unfavorable customer contract pricing.

        Operating income for 2003 was $14.1 million compared with $20.9 million in 2002. The $6.8 million (33%) decrease in operating income was due to unfavorable manufacturing costs ($7.5 million), primarily as a result of higher energy costs and to the unfavorable pricing ($4.4 million).

Liquidity and Financial Condition

  Cash Flows and Cash Position

        During 2004, our net cash flow before financing activities was $153.8 million, including $225.0 million of cash generated from operations, the reinvestment of $116.5 million for capital programs and acquisitions, and $44.0 million of cash generated from net sales of available-for-sale securities.

        Operating Activities.    Net cash generated from operating activities totaled $225.0 million for the year 2004 compared with $188.8 million in 2003. The cash flow from operations in 2004 primarily represented our net income of $60.7 million plus net non-cash charges and credits to income totaling $84.6 million, which included depreciation expense, deferred taxes and net gains on securities. Cash provided from operations also included a cash inflow of $124.9 million from net sales of trading securities. Partially offsetting these cash inflows was a $19.9 million cash outflow from an increase in receivables from related parties and a cash investment of $35.1 million in additional working capital, including a $30.1 million increase in receivables as a result of higher sales and a net decrease of $25.9 million in income taxes payable, partially offset by a $19.1 million increase in payables and accrued liabilities and a $3.0 million decrease in inventories.

        Investing Activities.    Net cash used in investing activities in 2004 totaled $71.2 million, principally attributable to the reinvestment of $116.5 million for capital programs and acquisitions. During 2004, we completed four niche acquisitions, including three in Europe in the first quarter of 2004, to further enhance our global specialty chemicals business (see Note 17 to consolidated financial statements). Cash generated from net sales of available-for-sale securities from our investment portfolio in 2004 totaled $44.0 million.

        Financing Activities.    Net cash provided by financing activities in 2004 totaled $26.5 million and included $31.2 million of cash proceeds from a refinancing of ISP Chemco Inc.'s, which we refer to as "ISP Chemco," senior secured credit facilities (see discussion below). Financing activities for the year 2004 also included a $1.1 million increase in short-term borrowings and a $0.7 million cash inflow from a net reduction in loans to our parent company, offset by $4.4 million of repayments of long-term debt and $2.1 million of debt issuance costs related to the financing activities described below.

        On April 2, 2004, ISP Chemco, one of our direct, wholly owned subsidiaries, and three of its wholly owned subsidiaries amended and restated its June 2001 $450.0 million senior secured credit facilities, which we refer to as the "Senior Credit Facilities" in order to extend the term, increase future flexibility and reduce the effective interest rate on borrowings. The Senior Credit Facilities provide a $250.0 million term loan with a maturity in March 2011, which replaced the $225.0 million term loan that was due to mature in June 2008. In connection therewith, ISP Chemco borrowed an additional $31.2 million to bring the outstanding balance of the term loan to $250.0 million. The Senior Credit Facilities reduced the margin-based interest rate for term loan borrowings and amended financial covenant ratios, including the elimination of the minimum adjusted net worth covenant.

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

        On April 13, 2004, ISP Synthetic Elastomers LP entered into a $25.0 million financing agreement, which we refer to as the "Credit Facility," which can be increased to $35.0 million at our option. The initial borrowings under the Credit Facility were primarily used to partially repay intercompany advances and for working capital purposes. The Credit Facility has a maturity date of April 13, 2009, subject to certain conditions, and is secured by a lien upon substantially all of the assets of ISP Synthetic Elastomers LP. Availability under the Credit Facility is based upon Eligible Accounts Receivable, Eligible Inventory and other limitations, as defined in the Credit Facility, and includes a borrowing capacity not in excess of $10.0 million for letters of credit. The Credit Facility bears interest at a floating rate based upon the Prime Rate or LIBOR, each as defined in the Credit Facility. There were no borrowings outstanding under the Credit Facility at December 31, 2004.

        As a result of the foregoing factors, cash and cash equivalents increased by $181.2 million during 2004 to $338.8 million.

  Current Maturities of Long-Term Debt

        As of December 31 2004, our current maturities of long-term debt, scheduled to be repaid during 2005, totaled $4.4 million, including $2.5 million related to the term loan under the Senior Credit Facilities.

  Debt Instruments, Financial Covenants and Restrictions and Available Credit Facilities

        During 2001, ISP Chemco and three of its wholly owned subsidiaries jointly issued, in three separate transactions, a total of $405.0 million aggregate principal amount of 10 1/4% Senior Subordinated Notes due 2011, which we refer to as the "2011 Notes." The 2011 Notes are guaranteed by substantially all of ISP Chemco's domestic subsidiaries. The 2011 Notes were issued under an indenture which, among other things, places limitations on the ability of ISP Chemco and its subsidiaries, except our accounts receivable subsidiary and certain immaterial subsidiaries, to incur additional debt, issue preferred stock, incur liens, and pay dividends or make certain other restricted payments and restricted investments.

        In June 2001, in a related transaction, ISP Chemco and those same three subsidiaries which issued the 2011 Notes also entered into the $450.0 million Senior Credit Facilities. As discussed above, in April 2004, ISP Chemco and those same three subsidiaries amended and restated the Senior Credit Facilities in order to extend the term, increase future flexibility and reduce the effective interest rate on borrowings. The Senior Credit Facilities provide a $250.0 million term loan with a maturity in March 2011, which replaced the $225.0 million term loan that was due to mature in June 2008. In addition, in April 2004, the $225.0 million revolving credit facility under the Senior Credit Facilities, which was to terminate in June 2006, was reduced to $200.0 million, including a borrowing capacity not in excess of $50.0 million for letters of credit, and the maturity was extended to April 15, 2009. As of December 31, 2004, no borrowings and $8.8 million of letters of credit were outstanding under the revolving credit facility. All borrowings under the Senior Credit Facilities are based on either an alternate base rate (based on the banks' base rate or on the federal funds rate) or on the Eurodollar rate plus a margin based on the ratio of ISP Chemco's total consolidated debt to EBITDA (as defined in the Senior Credit Facilities). The average interest rate at December 31, 2004 on borrowings under the Senior Credit Facilities was 4.25%. The Senior Credit Facilities require compliance with various financial covenants, including a total debt leverage maintenance ratio, a senior debt leverage maintenance ratio and an interest coverage ratio. In addition, the Senior Credit Facilities limit the ability of ISP Chemco and its subsidiaries, except its accounts receivable subsidiary and certain immaterial subsidiaries, to incur additional debt, issue preferred stock, incur liens, and pay dividends or make certain other restricted payments and restricted investments. ISP Chemco and substantially all of its domestic subsidiaries are designated as obligors under the Senior Credit Facilities. The obligations of the obligors under the Senior Credit Facilities are secured by a first-priority security interest in 100% of the capital stock of ISP Chemco's domestic subsidiaries and 66% of the capital stock of some of ISP Chemco's foreign subsidiaries, and substantially all of the real and personal property of the obligors, except for our accounts receivable subsidiary and certain immaterial subsidiaries.

        On December 13, 2001, we issued $200.0 million principal amount of 10 5/8% Senior Secured Notes due 2009, which we refer to as the "2009 Notes." The 2009 Notes are secured by a first priority lien on all of the outstanding capital stock of ISP Chemco. The 2009 Notes are structurally subordinated to all liabilities of our subsidiaries. The 2009 Notes were issued under an indenture which, among other things, limits our ability and the ability of our subsidiaries, except our unrestricted subsidiaries, to incur additional debt, enter into transactions with affiliates, issue preferred stock, incur liens, and pay dividends or make certain other restricted payments and restricted investments. ISP Synthetic Elastomers LP and ISP Investco LLC, our wholly owned subsidiaries, the subsidiaries of ISP Investco, our accounts receivable subsidiary and certain immaterial subsidiaries have been designated as unrestricted subsidiaries under the indenture related to the 2009 Notes.

        The borrowings of certain of our subsidiaries are subject to the application of certain financial covenants contained in the Senior Credit Facilities and in the indenture governing the 2011 Notes. Our borrowings are also subject to the application of some financial covenants contained in the indenture governing the 2009 Notes. As of December 31, 2004, we and those subsidiaries were in compliance with those covenants, and the application of those covenants would not have restricted available borrowings under the Senior Credit Facilities. See Note 13 to consolidated financial statements.

        The Senior Credit Facilities and the indenture governing the 2011 Notes contain additional affirmative and negative covenants affecting ISP Chemco and some of its subsidiaries, including restrictions on transactions with affiliates, sale-leaseback transactions, and mergers and transfers of all or substantially all of those subsidiaries' assets. The indenture governing the 2009 Notes also contains additional affirmative and negative covenants similar to those contained in the indenture governing the 2011 Notes affecting us and some of our subsidiaries. These limitations do not apply to ISP Synthetic Elastomers LP and ISP Investco LLC, which are unrestricted subsidiaries. As of December 31, 2004, under the most restrictive of these limitations, we could have paid restricted payments of up to $74.0 million. Restricted payments are dividends, acquisitions of our equity or other capital stock, payments on subordinated debt or most investments in third parties. Despite those limitations, we expect our availability under those covenants to make restricted payments, tax sharing payments and other permitted cash payments will allow us to satisfy our cash obligations under the notes. Additionally, in the event the holders of the 2009 Notes were to foreclose on ISP Chemco's capital stock following an event of default under those notes, the sale of the capital stock would constitute a change of control of ISP Chemco. Under the indenture governing the 2011 Notes, if a change of control of ISP Chemco occurs, ISP Chemco is obligated to make an offer to repurchase the 2011 Notes from their respective holders. The terms of the Senior Credit Facilities, however, prohibit the repayment of the 2011 Notes in that event unless and until such time as the indebtedness under the Senior Credit Facilities is repaid in full. Failure to make such repayment upon a change of control would result in a default under the 2011 Notes. A change of control of ISP Chemco would also result in a default under the Senior Credit Facilities. In the event of a default under the indenture governing the 2011 Notes or under the Senior Credit Facilities, the holders of the 2011 Notes or the lenders under the Senior Credit Facilities, as the case may be, could elect to accelerate the maturity of the 2011 Notes or the loans under the Senior Credit Facilities. Those events could have a material adverse effect on our financial condition and results of operations.

        Subject to restrictions in our Senior Credit Facilities and the indentures governing the 2009 and 2011 Notes, our subsidiaries may incur additional debt for working capital, capital expenditures, acquisitions and other purposes.

  Related Party Transactions

        In August 2004, we entered into a loan agreement with ISP pursuant to which we will allow ISP to borrow from time to time up to $350.0 million with interest at the rate of 3.74% per annum on the outstanding principal balance. Commencing in 2005, payment of interest is due in arrears on the outstanding principal balance on each January 31 and July 31. This facility will terminate in August 2007, unless terminated earlier. ISP has also agreed to enter into a loan agreement as the lender with an entity controlled by Samuel J. Heyman, ISP's and our Chairman, on terms substantially the same as the loan agreement between us and ISP. While, as of December 31, 2004, there were no borrowings outstanding under either facility, during the year 2004 there was an outstanding balance as of any one time of as much as $27.4 million. Subsequent to December 31, 2004, we have loaned a total of $200.0 million to ISP pursuant to this loan agreement.

        Pursuant to a management agreement, which we refer to as the "Management Agreement," we, through a subsidiary, provide certain general management, administrative, legal, telecommunications, information and facilities services to BMCA and the ISP parent company. Charges by us for providing such services aggregated $5.7, $6.3 and $6.2 million for 2004, 2003 and 2002, respectively, and are reflected as reductions of "Selling, general and administrative" expense. Such charges consist of management fees and other reimbursable expenses attributable to, or incurred by us for the benefit of the respective parties, which are based on an estimate of the costs we incur to provide such services. The Management Agreement is expected to be amended to extend the term of the agreement, effective January 1, 2005, through December 31, 2005. We and BMCA also allocate a portion of the management fees payable by BMCA under the Management Agreement to separate lease payments for the use of BMCA's headquarters.

        In May 2003, we entered into a long-term contract with BMCA to supply BMCA and its subsidiaries substantially all of their colored roofing granules and algae-resistant granules requirements, except for the requirements of certain of their roofing plants that are supplied by third parties. The contract includes pricing discounts based on volume purchase targets that have lowered gross margins for the mineral products segment.

  Commercial Commitments

        Our commercial commitments as of December 31, 2004 are as follows:

	Amount of Commitment Per Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Millions)
Senior Credit Facilities:
Term loan	$248.1	$2.5	$5.0	$5.0	$235.6
Revolving credit facilities	—	—	—	—	—
Standby letters of credit	8.8	8.8	—	—	—
Short-term debt and lines of credit	1.1	1.1	—	—	—

        The Senior Credit Facilities are comprised of a $250.0 million term loan maturing in March 2011 and a $200.0 million revolving credit facility which will terminate in April 2009. The revolving credit facility includes a borrowing capacity not in excess of $50.0 million for letters of credit.

  Capital Expenditures

        Capital expenditures are expected to be approximately $140 million in 2005.

  Income Taxes

        For information with respect to income taxes, see Note 7 to consolidated financial statements.

  Inflation

        Inflation generally affects our company by increasing the cost of labor, raw materials and energy costs. We do not believe that inflation has had a significant adverse effect on our results of operations during the past three years. However, there can be no assurance that our business will not be affected by inflation in the future.

  Operating Lease Obligation

        We entered into an operating lease in 1998 for an equipment sale-leaseback transaction related to equipment at our Freetown, Massachusetts facility. The lease had an initial term of four years and, at our option, up to three one-year renewal periods. The third and final renewal option was exercised during the first quarter of 2004. The lease provided for a substantial guaranteed payment by us, adjusted at the end of each renewal period, and included purchase and return options at fair market values determined at the inception of the lease. We had the right to exercise a purchase option with respect to the leased equipment, or the equipment could be returned to the lessor and sold to a third party. We exercised the purchase option in the first quarter of 2005 for a purchase price of $33.6 million.

  Environmental Matters and Other Contingencies

        We, together with other companies, are a party to a variety of proceedings and lawsuits involving environmental matters and other contingencies. See Note 20 to consolidated financial statements and Item 3, "Legal Proceedings" for further information.

  Contractual Obligations

        We had a contract with a multinational supplier to supply a substantial amount of our acetylene needs to our Texas City, Texas facility. As a result of the expiration of this contract in March 2004, we took the following actions. We reduced our acetylene requirements at the Texas City plant by 50% through shifting production of acetylene-consuming products to our Calvert City, Kentucky plant. We also entered into a long-term supply contract for the remaining Texas City plant requirements with a local producer. Under this contract, we are obligated to purchase specified quantities of acetylene through the end of 2013. Pricing under this contract is on a fixed basis with escalators related to changes in the Producer Price Index.

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

        The annual unconditional purchase obligation related to the long-term acetylene supply contract at the Texas City plant, together with the non-cancelable facility fee associated with the Calvert City plant acetylene contract is $5.1 million and is included in the table of contractual obligations shown below.

        The synthetic elastomers business has a 1,3 butadiene supply contract with a multi-national supplier for its requirements of butadiene via pipeline to its Port Neches, Texas facility. Under this agreement, the synthetic elastomers business is required to purchase specified quantities of butadiene through the end of 2006. Pricing for butadiene under this contract varies based on the U.S. Gulf Coast Marker Price announced at the beginning of each calendar month during the term of the contract. The total unconditional purchase obligation related to this supply contract for the years 2005 and 2006 is approximately $3.8 million and is included in the table of contractual obligations shown below, together with other contractual obligations related to debt and leases.

        In March 2005, we entered into a long-term supply contract with an international company for the purchase of a product in our specialty chemicals business that we currently manufacture. As a result, the utilization of one of our specialty chemicals facilities could be adversely impacted and we will be performing a review in the first quarter of 2005 for possible asset impairment related to this facility.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Millions)
Long-term debt	$856.1	$4.4	$7.7	$205.2	$638.8
Fixed interest expense on senior notes	375.1	62.8	125.5	124.6	62.2
Unconditional purchase obligations	48.4	7.1	13.1	11.8	16.4
Operating leases	36.1	5.1	8.6	5.8	16.6
Capital lease obligations	0.3	0.3	—	—	—

  Market-Sensitive Instruments and Risk Management

        Our current investment strategy is to seek stable returns on our available cash. While from time to time, we may invest in securities of companies that we consider to be undervalued, our primary strategy is to invest our cash in stable value investments that, although no assurances can be made, we believe will preserve principal and not experience significant moves in volatility. With respect to our equity positions, we are exposed to the risk of market loss.

        Prior to August 2004, our investment strategy had been to seek returns in excess of money market rates on our available cash while minimizing market risks. We invested primarily in international and domestic securities of companies involved in acquisition or reorganization transactions. When the terms of a proposed acquisition provided for the target's shareholders to receive stock or other securities of the acquirer, we generally employed hedging strategies to protect against a decline in the value of such securities prior to the completion of the acquisition. One such strategy was to sell short a pre-determined amount of the acquirer's stock at the same time a long position was established in the target's shares. We would cover our short position with the acquirer's stock received. This strategy would lock in a profit equal to the initial deal spread at the time we had employed this hedging strategy. As a result of this change in investment strategy, we anticipate that in 2005 investment income will be lower than historical experience. See Notes 2 and 4 to consolidated financial statements.

	December 31, 2004		December 31, 2003
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Millions)
Interest rate financial instruments	$9.0	$0.1	$23.0	$—
Equity-related financial instruments	—	—	483.8	37.1

        All of the financial instruments in the above table have a maturity of less than one year.

        From time to time, we enter into equity-related financial instruments, including total return equity swaps, as a means to manage our exposure to market fluctuations on our short-term investments and as a substitute for physical transactions in equity securities. With these financial instruments, we participate in market fluctuations of the underlying security without dispositive control of the shares or voting rights on the shares. This provides us with a means of capturing the performance of the underlying security, often at low transaction costs. These contracts are subject to strict internal controls, including maximum exposure levels and counterparty risk. The counterparties to these contracts are major financial institutions with high credit standings. We control risk through credit approvals, limits and monitoring procedures. We do not anticipate nonperformance by counterparties to these contracts. We have exposure to equity price risk as a result of our investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes.

        As of December 31, 2004, the Company did not hold any equity-related derivative financial instruments. As of December 31, 2003, the notional value of equity-related long contracts was $282.1 million and the notional value of equity-related short contracts was $201.7 million. These contracts were marked-to-market each month, with unrealized gains and losses included in the results of operations. The unrealized gains on equity-related long contracts at December 31, 2003 were $35.6 million and the unrealized gains on equity-related short contracts were $1.5 million. The unrealized gains and losses referred to above were based on quotations as reported by various stock exchanges and major broker/dealers.

  New Accounting Standards

        In May 2004, the Financial Accounting Standards Board, which we refer to as "FASB," issued FASB Staff Position, which we refer to as "FSP" No. FAS 106-2 to provide guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") for employers that sponsor postretirement health care plans which provide prescription drug benefits. The FSP requires those employers to provide certain disclosures in their financial statements regarding the effect of the Act and the related subsidy on postretirement health obligations and net periodic postretirement benefit cost. We adopted the provisions of FSP FAS No. 106-2 effective for the quarterly period beginning July 5, 2004. The impact on our financial statements was insignificant.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," an amendment of ARB No. 43, Chapter 4, which discussed the general principles applicable to the pricing of inventory. SFAS No. 151 amends ARB No. 143, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 to have a material effect on our consolidated financial statements.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," an amendment of Accounting Principles Board ("APB") No. 29. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the entity's future cash flows are expected to significantly change as a result of the exchange. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal reporting periods beginning after June 15, 2005. We do not expect the adoption of SFAS No. 153 to have an immediate effect on our consolidated financial statements.

        In December 2004, the FASB issued a revised SFAS No. 123, which we refer to as "SFAS 123R," "Share-Based Payment." SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. As discussed in Note 2 to consolidated financial statements, "Summary of Significant Accounting Policies—Stock-based Employee Compensation" and in Note 16 to consolidated financial statements, ISP completed a going private transaction in February 2003 and stock-based compensation plans were terminated and payments were made in accordance with the terms of the merger agreement. In addition, we currently account for incentive units granted to our eligible employees pursuant to ISP's 2000 Long-Term Incentive Plan and 2003 Executive Long-Term Incentive Plan under the accounting prescribed by FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option and Award Plans." Since compensation expense related to such incentive units is currently included in our actual Consolidated Statements of Operations, we do not expect SFAS 123R to have an impact on our consolidated financial statements.

        In December 2004, the FASB issued FSP Nos. FAS 109-1 and FAS 109-2, each as a result of the passage in October 2004 of the American Jobs Creation Act of 2004, which we refer to as the "Act." FSP No. FAS 109-1 relates to a provision in the Act that provides a tax deduction of up to 9 percent

(when fully phased-in) on qualified production activities. The FASB indicated in FSP No. FAS 109-1 that this deduction should be accounted for as a special deduction in accordance with SFAS No. 109, "Accounting for Income Taxes," rather than as a tax rate reduction. This FSP is effective upon issuance. We do not expect the adoption of this FSP to have a material effect on our 2005 consolidated financial statements.

        FSP No. FAS 109-2 relates to a provision in the Act that introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. This FSP will not have an impact on our consolidated financial statements.

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

	Year Ended December 31,
	2004	2003*	2002	2001	2000
	(Thousands)
Operating Data:
Net sales	$1,193,620	$918,551	$845,297	$787,216	$783,941
Operating income	160,363	125,518	127,594	113,238	82,300
Interest expense	77,238	76,505	84,911	88,931	84,250
Income before income taxes and cumulative effect of changes in accounting principles	92,984	61,538	76,772	5,785	130,114
Income before cumulative effect of changes in accounting principles	60,706	40,828	50,683	3,732	84,441
Net income (loss)	60,706	39,807	(104,717)	3,292	84,441
Other Data:
Depreciation	$66,287	$61,383	$57,480	$52,721	$50,894
Amortization of goodwill and intangible assets	1,109	575	824	17,080	16,042
Capital expenditures and acquisitions	116,498	78,595	61,919	101,375	58,382
	December 31,
	2004	2003*	2002	2001	2000
	(Thousands)
Balance Sheet Data:
Total working capital	$547,722	$498,582	$533,260	$524,914	$310,888
Total assets	1,922,757	1,794,043	1,849,347	2,145,594	1,923,542
Long-term debt less current maturities	851,760	824,304	823,008	919,557	574,878
Shareholder's equity	627,744	556,214	484,753	562,589	580,913

*
Restated—See Note 1 to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
International Specialty Holdings Inc.:

We have audited the accompanying consolidated balance sheets of International Specialty Holdings Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholder's equity, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited consolidated financial statement schedule II on page S-1. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Specialty Holdings Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 9 to the consolidated financial statements, the Company changed its method of valuing inventory for the synthetic elastomers business from the first-in, first-out method to the last-in, first-out method in 2004. As discussed in Note 11 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002.

/s/ KPMG LLP
Short Hills, New Jersey March 30, 2005

INTERNATIONAL SPECIALTY HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands)

	Year Ended December 31,
	2004	2003*	2002
Net sales	$1,193,620	$918,551	$845,297
Cost of products sold	(825,948)	(610,598)	(551,382)
Selling, general and administrative	(206,888)	(178,261)	(170,874)
Other operating gains and (charges), net	688	(3,599)	5,377
Amortization of intangible assets	(1,109)	(575)	(824)

Operating income	160,363	125,518	127,594
Interest expense	(77,238)	(76,505)	(84,911)
Investment income, net	16,708	14,921	48,144
Charge for early retirement of debt	—	—	(7,159)
Other expense, net	(6,849)	(2,396)	(6,896)

Income before income taxes and cumulative effect of changes in accounting principles	92,984	61,538	76,772
Income taxes	(32,278)	(20,710)	(26,089)

Income before cumulative effect of changes in accounting principles	60,706	40,828	50,683
Cumulative effect of changes in accounting principles, net of income tax benefit of $600 in 2003	—	(1,021)	(155,400)

Net income (loss)	$60,706	$39,807	$(104,717)

*
Restated—see Note 1 to Consolidated Financial Statements.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERNATIONAL SPECIALTY HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, except Per Share Amounts)

	December 31,
	2004	2003*
ASSETS
Current Assets:
Cash and cash equivalents	$338,794	$157,637
Investments in trading securities	93	126,307
Investments in available-for-sale securities	14,466	42,165
Accounts receivable, trade, less allowance of $7,444 and $5,938 at December 31, 2004 and 2003, respectively	132,676	102,577
Accounts receivable, other	23,511	21,158
Receivables from related parties	29,984	10,094
Inventories	208,060	205,273
Deferred income tax assets	16,186	25,701
Prepaid expenses	7,192	5,955

Total Current Assets	770,962	696,867
Property, plant and equipment, net	631,590	599,877
Goodwill, net of accumulated amortization of $180,486	337,794	331,101
Intangible assets, net of accumulated amortization of $2,259 and $1,150 at December 31, 2004 and 2003, respectively	18,677	8,866
Long-term loans receivable from parent company	94,834	95,546
Other assets	68,900	61,786

Total Assets	$1,922,757	$1,794,043

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
Short-term debt	$1,120	$68
Current maturities of long-term debt	4,361	4,072
Accounts payable	84,088	66,505
Accrued liabilities	90,544	95,061
Income taxes payable	43,127	32,579

Total Current Liabilities	223,240	198,285

Long-term debt less current maturities	851,760	824,304

Deferred income tax liabilities	129,394	88,504

Other liabilities	90,619	126,736

Commitments and Contingencies
Shareholder's Equity:
Common stock, $.001 par value per share; 100 shares issued and outstanding	—	—
Additional paid-in capital	642,267	642,267
Accumulated deficit	(26,855)	(87,561)
Accumulated other comprehensive income	12,332	1,508

Total Shareholder's Equity	627,744	556,214

Total Liabilities and Shareholder's Equity	$1,922,757	$1,794,043

*
Restated—See Note 1 to Consolidated Financial Statements.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERNATIONAL SPECIALTY HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

	Year Ended December 31,
	2004	2003*	2002
Cash flows from operating activities:
Net income (loss)	$60,706	$39,807	$(104,717)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of changes in accounting principles	—	1,021	155,400
Gain on sale of assets	(1,189)	—	(5,468)
Write-off of fixed assets and deferred costs	—	2,148	7,567
Depreciation	66,287	61,383	57,480
Amortization of intangible assets	1,109	575	824
Deferred income taxes	30,308	8,206	23,874
Net gains on securities and other short-term investments	(11,901)	(17,267)	(46,398)
(Increase) decrease in working capital items	(35,050)	(29,600)	26,205
Purchases of trading securities	(454,596)	(557,874)	(860,498)
Proceeds from sales of trading securities	579,499	721,768	661,638
Proceeds (repayments) from sale of accounts receivable.	2,633	(1,200)	4,268
(Increase) decrease in other assets	(7,205)	(5,594)	552
Increase (decrease) in other liabilities	8,950	2,236	(5,562)
Change in receivable from/payable to related parties	(19,890)	(41,349)	11,797
Other, net	5,370	4,512	9,933

Net cash provided by (used in) operating activities	225,031	188,772	(63,105)

Cash flows from investing activities:
Capital expenditures and acquisitions	(116,498)	(78,595)	(61,919)
Proceeds from sale of assets	1,348	—	27,271
Purchases of available-for-sale securities	(414,414)	(76,611)	(307,972)
Proceeds from sales of available-for-sale securities	458,366	307,813	341,818
Proceeds from sales of other short-term investments	—	—	2,299

Net cash provided by (used in) investing activities	(71,198)	152,607	1,497

Cash flows from financing activities:
Increase (decrease) in short-term debt	1,052	(125,734)	125,659
Proceeds from issuance of debt	31,188	—	—
Decrease in borrowings under revolving credit facility.	—	—	(95,250)
Repayments of long-term debt	(4,354)	(3,243)	(309,311)
Call premium on redemption of debt	—	—	(4,621)
Increase in loans to parent company	(29,148)	(127,203)	—
Decrease in loans to parent company	29,860	31,657	—
Decrease in restricted cash	—	—	307,866
Debt issuance costs	(2,124)	—	(1,573)
Dividends and distributions to parent company	—	—	(17,331)
Capital contribution from parent company	—	1,451	11,687

Net cash provided by (used in) financing activities	26,474	(223,072)	17,126

Effect of exchange rate fluctuations on cash and cash equivalents	850	4,270	1,679

Net change in cash and cash equivalents	181,157	122,577	(42,803)
Cash and cash equivalents, beginning of year	157,637	35,060	77,863

Cash and cash equivalents, end of year	$338,794	$157,637	$35,060

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

	Year Ended December 31,
	2004	2003*	2002
Supplemental Cash Flow Information:
Effect on cash from (increase) decrease in working capital items**:
Accounts receivable	$(30,133)	$(25,312)	$5,348
Inventories	3,036	(25,346)	22,216
Deferred income tax assets	—	10,340	—
Prepaid expenses	(1,128)	3,957	(1,240)
Accounts payable	15,959	11,580	5,748
Accrued liabilities	3,100	(1,690)	(4,044)
Income taxes	(25,884)	(3,129)	(1,823)

Net effect on cash from (increase) decrease in working capital items	$(35,050)	$(29,600)	$26,205

Cash paid during the period for:
Interest (net of amount capitalized)	$77,225	$74,776	$85,704
Income taxes paid (including taxes paid pursuant to the Tax Sharing Agreement)	28,709	4,321	4,628
Acquisitions:
Fair market value of assets acquired	$31,565	$24,206	$11,421
Purchase price of acquisitions	28,424	13,391	11,421

Liabilities assumed	$3,141	$10,815	$—

*
Restated—see Note 1 to Consolidated Financial Statements.

**
Working capital items exclude cash and cash equivalents, short-term investments, short-term debt and receivables/payables with related parties. Working capital acquired in connection with acquisitions is reflected within "Capital expenditures and acquisitions." The effects of reclassifications between noncurrent and current assets and liabilities are excluded from the amounts shown. In addition, the increase in accounts receivable shown above does not reflect the cash proceeds from the sale of the Company's domestic trade accounts receivable (see Note 8); such proceeds are reflected separately in cash from operating activities.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERNATIONAL SPECIALTY HOLDINGS INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
(Thousands)

	Common Stock and Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Comprehensive Income (Loss)
Balance, December 31, 2001	$646,342	$(61,102)	$(22,651)
Comprehensive income (loss), year ended December 31, 2002:
Net loss	—	—	(104,717)	$(104,717)

Other comprehensive income (loss), net of tax:
Unrealized holding gains, net of income taxes of $1,536	—	7,680	—	7,680
Less: Reclassification adjustment for losses included in net loss, net of income tax benefit of $9,635	—	(11,563)	—	(11,563)

Change in unrealized losses on available-for-sale securities	—	19,243	—	19,243

Change in unrealized losses on derivative hedging instruments — cash flow hedges:
Net derivative losses, net of income tax benefit of $12	—	(22)	—	(22)
Less: Reclassification adjustment for losses included in net loss, net of income tax benefit of $534	—	(986)	—	(986)

Change in unrealized losses on derivative hedging instruments `	—	964	—	964

Translation adjustment	—	17,604	—	17,604
Additional minimum pension liability adjustment, net of tax effect of $3,173	—	(5,404)	—	(5,404)

Comprehensive loss				$(72,310)

Dividends and distributions to parent company	(17,331)	—	—
Capital contribution from parent company	11,687	—	—
Compensation related to ISP stock options issued as incentives	118	—	—

Balance, December 31, 2002	$640,816	$(28,695)	$(127,368)
Comprehensive income, year ended December 31, 2003:
Net income*	—	—	39,807	$39,807

Other comprehensive income, net of tax:
Unrealized holding gains, net of income taxes of $7,246	—	12,851	—	12,851
Less: Reclassification adjustment for gains included in net income, net of income taxes of $1,040	—	1,056	—	1,056

Change in unrealized losses on available-for-sale securities	—	11,795	—	11,795

Translation adjustment	—	19,124	—	19,124
Additional minimum pension liability adjustment, net of tax effect of $421	—	(716)	—	(716)

Comprehensive income*				$70,010

Capital contribution from parent company	1,451	—	—

Balance, December 31, 2003*	$642,267	$1,508	$(87,561)
Comprehensive income, year ended December 31, 2004:
Net income	—	—	60,706	$60,706

Other comprehensive income, net of tax:
Unrealized holding gains, net of income taxes of $5,464	—	10,790	—	10,790
Less: Reclassification adjustment for gains included in net income, net of income taxes of $4,782	—	8,430	—	8,430

Change in unrealized losses on available-for-sale securities	—	2,360	—	2,360

Translation adjustment	—	10,948	—	10,948
Additional minimum pension liability adjustment, net of tax effect of $1,459	—	(2,484)	—	(2,484)

Comprehensive income				$71,530

Balance, December 31, 2004	$642,267	$12,332	$(26,855)

*
Restated—see Note 1 to Consolidated Financial Statements.

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

        International Specialty Holdings Inc. (the "Company"), a wholly owned subsidiary of ISP, was formed on June 5, 2001 in connection with a corporate restructuring. ISP Opco Holdings Inc., which changed its name on June 5, 2001 to ISP Chemco Inc. ("ISP Chemco"), a wholly owned subsidiary of the Company, was formed on June 24, 1998 in connection with the Merger and 100 shares of its common stock were issued to ISP. At the time of the Merger, substantially all of the assets and liabilities of Old ISP were transferred to ISP Chemco.

        Effective July 28, 2003, ISP acquired certain assets of the synthetic rubber business of Ameripol Synpol Corporation, through a wholly owned limited partnership, ISP Synthetic Elastomers LP ("ISP Synthetic Elastomers"). The synthetic elastomers business manufactures and sells emulsified styrene butadiene rubber and related products. Effective August 30, 2004, ISP contributed the synthetic elastomers business to the capital of the Company. Accordingly, the Company's consolidated financial statements include the results of the synthetic elastomers business from the date of its acquisition by ISP. Both ISP and the synthetic elastomers business are under common control; accordingly, the contribution of the synthetic elastomers business was recognized at cost. The synthetic elastomers business is being reported as a separate business segment (see Note 18). The consolidated financial statements have been restated to include the assets and liabilities as of December 31, 2003 and the results of operations of the synthetic elastomers business from July 28, 2003. As of December 31, 2003 and August 30, 2004, the effective date of the contribution, consolidated total assets increased by $18.3 and $46.5 million, respectively. For the year ended December 31, 2003, the synthetic elastomers business recorded sales of $25.7 million and a net loss of $2.6 million. The Consolidated Statement of Operations for the year ended December 31, 2004 includes sales of $170.1 million related to the synthetic elastomers business segment.

        The Company is engaged principally in the manufacture and sale of a wide range of specialty and industrial chemicals, synthetic elastomers and mineral products. See Notes 18 and 19 for a description of and financial information relating to the Company's business segments and foreign and domestic operations.

Note 2.    Summary of Significant Accounting Policies

  Principles of Consolidation

        All subsidiaries are consolidated and intercompany transactions have been eliminated.

  Financial Statement Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include: the carrying amount of property, plant and equipment; valuation allowances for investments, receivables, inventories and deferred income tax assets; goodwill and intangible assets; environmental liabilities; assets and obligations related to employee benefits; and other contingencies. Actual results could differ from those estimates. In the opinion of management, the consolidated financial statements herein contain all adjustments necessary to present fairly the financial position and the results of operations and cash flows of the Company for the periods presented. The Company does not anticipate any changes in management estimates that would have a material impact on operations, liquidity or capital resources.

  Revenue Recognition

        The Company's revenue recognition policy is in accordance with U.S. generally accepted accounting principles, which require the recognition of sales when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and the collectibility of revenue is reasonably assured. Normal terms for sales of specialty and industrial chemicals and synthetic elastomers are 30 days net. Normal terms for sales of mineral products include a 1% discount if payment is made not later than the 15th of the month following date of sale. There are no special conditions for sales to third party distributors.

  Financial Instruments

        The fair value of cash and cash equivalents, including money market funds, receivables, short-term debt, accounts payable and accrued liabilities approximate their carrying value due to their short-term nature. Investments in equity securities have readily determinable fair values and are classified as investments in trading securities or investments in available-for-sale securities. Trading securities are recorded at fair value with the change in fair value recorded in the Consolidated Statements of Operations as investment income. Available-for-sale securities are recorded at fair value, with the change in fair value recorded, net of income tax effect, as a component of "Accumulated other comprehensive income." See Note 4 for a discussion of the Company's short-term investments. See Note 13 for a discussion of the Company's long-term debt. The following table summarizes the notional and fair values of the Company's other financial instruments.

	December 31, 2004		December 31, 2003
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Millions)
Interest rate financial instruments	$9.0	$0.1	$23.0	$—
Equity-related financial instruments	—	—	483.8	37.1

  Cash and Cash Equivalents

        Cash and cash equivalents include cash on deposit and debt securities purchased with original maturities of three months or less.

  Short-term Investments

        Trading and available-for-sale securities are recorded at fair value. For securities classified as trading (including short positions), unrealized holding gains and losses are reflected in the results of operations. For securities classified as available-for-sale, unrealized holding gains (losses), net of income tax effect, are included in a separate component of shareholder's equity, "Accumulated other comprehensive income," and amounted to $1.0 and $(1.4) million as of December 31, 2004 and 2003, respectively (see Note 4). The Company periodically reviews available-for-sale securities for other than temporary impairment when the cost basis of a security exceeds the market value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend and interest income is recognized when earned.

  Inventories

        Inventories are stated at the lower of cost or market. The LIFO (last-in, first-out) method is utilized to determine cost for substantially all domestic acetylene-based finished goods and work-in-process and the raw materials to produce these products. Also, in 2004, the Company changed its method of valuing inventory for the synthetic elastomers business from the FIFO (first-in, first-out) method to the LIFO method (see Note 9). All other inventories are valued on the FIFO method.

  Property, Plant and Equipment

        Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method based on the estimated economic lives of the assets. The Company uses an economic life of 10-20 years for land improvements, 40 years for buildings, and 3-20 years for machinery and equipment, which includes furniture and fixtures. Repairs in excess of $25,000 are capitalized if the repair both relates to major equipment components and extends the useful life of an asset beyond its original estimated useful life. Certain interest charges are capitalized during the period of construction as part of the cost of property, plant and equipment. Capitalized interest charges amounted to $578,000, $284,000 and $157,000 for 2004, 2003 and 2002, respectively.

  Plant Turnaround Costs

        Plant turnarounds are scheduled periodically to complete plant maintenance and replenish catalyst that is utilized in the chemical processes and which has a limited life. Costs related to these turnarounds are charged to operations in the year they are incurred.

  Goodwill

        Goodwill, which arose principally from both the 1989 management-led buyout of the predecessor company to the Company's former parent company, G-I Holdings Inc., ("G-I Holdings") and as a result of the Merger (see Note 1), was being amortized on the straight-line method over a period of approximately 40 years prior to January 1, 2002. With the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," effective as of January 1, 2002, goodwill is no longer subject to amortization over its estimated useful life. However, goodwill is subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. See also Note 11.

  Intangible Assets

        Intangible assets with a finite life are amortized on a straight-line basis over the estimated useful lives of the assets and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (see below). Intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The useful lives of all intangible assets are evaluated each reporting period to determine if a revision is warranted. See "Valuation of Long-Lived Assets" below and also Note 11.

  Valuation of Long-Lived Assets

        Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." At least annually, and more often if events or circumstances warrant such a review, the Company reviews the recoverability of long-lived assets to be held and used, including amortizable intangible assets, and identifies and measures any potential impairments. The carrying value of a long-lived asset to be held and used is considered impaired when the anticipated undiscounted cash flows from such an asset are less than the carrying value of the asset. If that occurs, a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset.

  Debt Issuance Costs

        Debt issuance costs are amortized to expense over the life of the related debt. Unamortized debt issuance costs of $14.4 and $14.9 million are included in "Other assets" in the Consolidated Balance Sheets at December 31, 2004 and 2003, respectively.

  Environmental Liability

        The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters. The Company estimates that its liability with respect to such environmental matters, and certain other environmental compliance expenses, as of December 31, 2004 and 2003, was $19.9 and $24.3 million, respectively, before reduction for estimated insurance recoveries included in the Consolidated Balance Sheets of $28.1 million at each date. The gross environmental liability is included within "Accrued liabilities" and "Other liabilities," and the estimated insurance recoveries are included within "Other assets." See Note 20 for further discussion with respect to environmental liabilities and estimated insurance recoveries.

  Foreign Currency Translation

        Assets and liabilities of foreign subsidiaries are translated at year-end exchange rates. Income and expenses are translated at average exchange rates prevailing during the year. The effects of these translation adjustments are reported in a separate component of shareholder's equity, "Accumulated other comprehensive income," and amounted to $20.0 and $9.0 million as of December 31, 2004 and 2003, respectively. Exchange gains/ (losses) arising from transactions denominated in a currency other than the functional currency of the entity involved, principally related to the revaluation of payables and receivables, are included in other expense, net, and amounted to $2.3, $5.6 and $2.2 million in 2004, 2003 and 2002, respectively.

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

        Changes in the components of "Accumulated other comprehensive income (loss)," net of tax, for the years 2004, 2003 and 2002 are as follows:

	Unrealized Gains (Losses) on Available- for-Sale Securities	Unrealized Losses on Derivative Hedging Instruments	Cumulative Foreign Currency Translation Adjustment	Additional Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
	(Thousands)
Balance, December 31, 2001	$(32,443)	$(964)	$(27,695)	$—	$(61,102)
Change for the year 2002	19,243	964	17,604	(5,404)	32,407

Balance, December 31, 2002	$(13,200)	$—	$(10,091)	$(5,404)	$(28,695)
Change for the year 2003	11,795	—	19,124	(716)	30,203

Balance, December 31, 2003	$(1,405)	$—	$9,033	$(6,120)	$1,508
Change for the year 2004	2,360	—	10,948	(2,484)	10,824

Balance, December 31, 2004	$955	$—	$19,981	$(8,604)	$12,332

  Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a provision for income taxes and/or foreign withholding taxes on the cumulative earnings of foreign subsidiaries, net of any available foreign tax credits. The Company and its subsidiaries are included in a consolidated Federal income tax return filed by ISP and have entered into tax sharing agreements with ISP and ISP Chemco (see Note 7).

  Shipping and Handling Costs

        Shipping and handling costs included in "Selling, general and administrative" expenses amounted to $43.7, $32.4 and $31.2 million for 2004, 2003 and 2002, respectively.

  Research and Development

        Research and development costs are charged to operations as incurred and amounted to $26.3, $25.3 and $26.0 million for 2004, 2003 and 2002, respectively. Such amounts are included in "Selling, general and administrative" expenses in the accompanying Consolidated Statements of Operations.

  Stock-based Employee Compensation

        In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," an amendment of SFAS No. 123, "Accounting for Stock-Based Compensation" (see also Note 3). SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 for both annual and interim reporting periods by requiring disclosures in a tabular format to reconcile net income as reported to pro forma net income as if the fair value method was used. However, as discussed in Note 16, with the completion of the going private transaction by ISP in February 2003, the Company's stock-based compensation plans were terminated and payments were made in accordance with the terms of the merger agreement. Therefore, the provisions of SFAS No. 148 are no longer applicable to the Company as it relates to those plans. In addition, the Company currently accounts for incentive units granted to eligible Company employees pursuant to ISP's 2000 Long-Term Incentive Plan and 2003 Executive Long-Term Incentive Plan under the accounting prescribed by FASB Interpretation No. ("FIN") 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option and Award Plans," which requires an entity to measure compensation as the amount by which the Book Value (as defined) of the incentive units covered by the grant exceeds the option price or value specified of such incentive units at the date of grant. Changes, either increases or decreases, in the value of those incentive units between the date of grant and the measurement date result in a change in the measure of compensation for the right or award. The Company expects to continue to account for its long-term incentive units under the accounting prescribed by FIN 28. Since compensation expense related to such incentive units is included in the actual Consolidated Statements of Operations, the Company's pro forma net income under SFAS No. 123 would be the same as actual net income.

  Derivatives and Hedging

        Derivatives held by the Company not designated as hedging instruments have included total return equity swaps and interest rate swaps. These derivatives are marked-to-market each period, with unrealized gains and losses included in results of operations. The total return equity swaps were held for investment income purposes. The Company enters into interest rate swaps in order to economically hedge interest rate risk associated with investments in securities for which the market value is correlated with interest rate changes.

  Reclassifications

        Certain amounts in the 2003 and 2002 consolidated financial statements have been reclassified to conform to the 2004 presentation.

Note 3.    New Accounting Standards

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

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," an amendment of ARB No. 43, Chapter 4, which discussed the general principles applicable to the pricing of inventory. SFAS No. 151 amends ARB No. 143, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material effect on the Company's consolidated financial statements.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," an amendment of Accounting Principles Board ("APB") No. 29. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the entity's future cash flows are expected to significantly change as a result of the exchange. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal reporting periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have an immediate effect on the Company's consolidated financial statements.

        In December 2004, the FASB issued a revised SFAS No. 123 ("SFAS 123R"), "Share-Based Payment." SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. As discussed in Note 2, "Summary of Significant Accounting Policies—Stock-based Employee Compensation" and in Note 16, ISP completed a going private transaction in February 2003 and stock-based compensation plans were terminated and payments were made in accordance with the terms of the merger agreement. In addition, the Company currently accounts for incentive units granted to eligible Company employees pursuant to ISP's 2000 Long-Term Incentive Plan and 2003 Executive Long-Term Incentive Plan under the accounting prescribed by FIN 28 (see Note 2). Since compensation expense related to such incentive units is currently included in the actual Consolidated Statement of Operations, the Company does not expect SFAS 123R to have an impact on the Company's consolidated financial statements.

        In December 2004, the FASB issued FSP Nos. FAS 109-1 and FAS 109-2, each as a result of the passage in October 2004 of the American Jobs Creation Act of 2004 (the "Act"). FSP No. FAS 109-1 relates to a provision in the Act that provides a tax deduction of up to 9 percent (when fully phased-in) on qualified production activities. The FASB indicated in FSP No. FAS 109-1 that this deduction should be accounted for as a special deduction in accordance with SFAS No. 109, "Accounting for Income Taxes," rather than as a tax rate reduction. This FSP is effective upon issuance. The Company does not expect the adoption of this FSP to have a material effect on its 2005 consolidated financial statements.

        FSP No. FAS 109-2 relates to a provision in the Act that introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. This FSP will not have an impact on the Company's consolidated financial statements.

Note 4.    Short-term Investments and Investment Income

        Investment income totaled $16.7, $14.9 and $48.1 million in 2004, 2003 and 2002, respectively. Investment income in 2004 and 2002 included $5.5 and $39.0 million, respectively, of other than temporary impairment charges for certain available-for-sale securities held in the Company's investment portfolio. The determination of cost in computing realized and unrealized gains and losses is based on the specific identification method.

        Investment income is comprised of the following:

	Year Ended December 31,
	2004	2003	2002
	(Thousands)
Sales of available-for sale securities:
Gross realized gains	$21,205	$14,345	$24,869
Gross realized losses	(2,482)	(12,249)	(7,061)
Write-down of available-for-sale securities to fair value	(5,511)	—	(39,047)
Realized and unrealized gains (losses), net, on trading securities and other short-term investments	(1,311)	15,171	67,637
Interest and dividend income	8,279	4,982	6,368
Investment-related expenses	(3,472)	(7,328)	(4,622)

Investment income	$16,708	$14,921	$48,144

        Included in "Accumulated other comprehensive income" at December 31, 2004 and 2003 are unrealized holding gains and losses on available-for-sale securities, as follows:

	December 31,
	2004	2003
	(Thousands)
Equity securities:
Equity securities with net gains	$1,977	$12
Equity securities with net losses	(509)	(1,585)

Total unrealized pre-tax gains (losses)	1,468	(1,573)
Tax effect	(513)	168

Unrealized gains (losses) on available-for-sale securities	$955	$(1,405)

        The following table summarizes the status of the Company's investments in equity securities for which the market value is below cost at December 31, 2004:

	Market below Cost 12 Months or Longer		Market below Cost Less than 12 Months		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Thousands)
Common Stock	$6,976	$505	$—	$—	$6,976	$505

        Included in available-for-sale securities is an investment in a certain common stock with a market value that has been below its cost basis for less than twelve months. As of December 31, 2004, the market value of the equity security was $0.5 million less than its cost basis. Subsequent to the balance sheet date, the Company sold this common stock at a gain. Based on this, the related unrealized loss at December 31, 2004 was not other than temporary.

        The total market value of available-for-sale securities at December 31, 2004 and 2003, comprised solely of equity securities, was $14.5 and $42.2 million, respectively.

        At December 31, 2004, the Company did not hold any equity securities classified as trading. For equity securities classified as trading at December 31, 2003, the market value of equity securities held long was $96.0 million and $115.4 million for short positions in common stocks. At December 31, 2003, these equity securities held long had an unrealized gain of $11.2 million, while short positions in common stock held at December 31, 2003 had an unrealized loss of $6.8 million.

        During 2003, the Company entered into interest rate swaps with a notional value of $23.0 million in order to economically hedge interest rate risk associated with investments in securities for which the market value is correlated with interest rate changes. The interest rate swaps are marked-to-market each month, with unrealized gains and losses included in the results of operations. The notional value of interest rate swaps outstanding at December 31, 2004 was $9.0 million. At December 31, 2004 and 2003, the unrealized gains related to the interest rate swaps was $93,000 and $48,000, respectively.

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

        As of December 31, 2004, the Company did not hold any equity-related derivative financial instruments. As of December 31, 2003, the notional value of equity-related long contracts was $282.1 million and the notional value of equity-related short contracts was $201.7 million. These contracts were marked-to-market each month, with unrealized gains and losses included in the results of operations. The unrealized gains on equity-related long contracts at December 31, 2003 were $35.6 million and the unrealized gains on equity-related short contracts were $1.5 million. The unrealized gains and losses referred to above were based on quotations as reported by various stock exchanges and major broker/dealers.

Note 5.    Other Operating Gains and (Charges), Net

        Other operating gains and (charges), net, are comprised of the following:

	Year Ended December 31,
	2004	2003	2002
	(Thousands)
Gain on sale of assets	$1,189	$—	$5,468
Provision for facility shutdown severance costs	(501)	—	—
Write-off of fixed assets	—	(2,148)	—
Compensation expense on settlement of ISP stock options	—	(1,451)	—
Write-off of deferred costs	—	—	(7,567)
Gain on contract termination	—	—	2,832
Gain on contract settlement	—	—	3,928
Gain on insurance claim	—	—	716

Other operating gains and (charges), net	$688	$(3,599)	$5,377

        In the fourth quarter of 2004, the Company sold an excess parcel of unutilized land for $1.3 million and recognized a gain of $1.2 million from the sale. Also, in the fourth quarter of 2004, the Company decided to transfer certain production assets in its foods product line from a leased facility in England to its manufacturing facility in Girvan, Scotland. In connection with this consolidation of production capacity, the Company accrued $0.5 million for related severance costs. Additional costs for closing the facility in England and transferring the equipment will be charged to operations as incurred in 2005.

        In December 2003, the Company decided to discontinue the manufacturing process at its Texas City, Texas facility for a product within the Industrial Chemicals business segment. As a result, the Company recorded a $2.1 million charge for the write-off of production assets related to that manufacturing process. Sales of this product in 2003 and 2002 were immaterial.

        As a result of ISP completing the going private transaction described in Note 16, the Company's stock-based compensation plans were terminated and payments were made in accordance with the terms of the merger agreement. Accordingly, holders of approximately 2.7 million vested, in-the-money stock options outstanding and exercisable on February 28, 2003 received a cash amount equal to the excess of $10.30 over the exercise price of such stock options, and compensation expense aggregating $1.5 million was recorded in the first quarter of 2003.

        The Company has received approval from the New Jersey Turnpike Authority for a direct access ramp extension from the New Jersey Turnpike to the Company's Linden, New Jersey property. With the planned New Jersey Turnpike access, it is likely that development alternatives such as warehousing will provide greater economic benefits than the Company's previously considered development alternative of construction of a hazardous waste treatment, storage and disposal facility at this site. As a result of the Company's change in development strategy for the Linden property, in 2002, the Company wrote off $7.6 million of deferred costs related to the development of the hazardous waste facility. The remaining Linden assets, which are being held for intended future sale, had a net book value of $20.9 million at December 31, 2004, primarily the cost of the land. The Company has capitalized $5.4 million of costs related to the preparation of the Linden property for sale.

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

Note 6.    Other Expense, Net

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

	Year Ended December 31,
	2004	2003	2002
	(Thousands)
Foreign exchange gains (losses)	$2,331	$5,573	$2,222
Financing costs on sale of accounts receivable (see Note 8)	(1,165)	(865)	(995)
Environmental provision relating to discontinued operations	(2,356)	(2,109)	(1,184)
Legal fees and related costs	(1,988)	(2,370)	(3,131)
Miscellaneous other nonoperating expenses	(3,671)	(2,625)	(3,808)

Other expense, net	$(6,849)	$(2,396)	$(6,896)

Note 7.    Income Taxes

        The provision for income taxes is based on income before income taxes and cumulative effect of changes in accounting principles, as reported for financial statement purposes, and is comprised of the following:

	Year Ended December 31,
	2004	2003	2002
	(Thousands)
United States	$49,138	$(10,118)	$16,503
Foreign	43,846	71,656	60,269

Income before income taxes and cumulative effect of changes in accounting principles	$92,984	$61,538	$76,772

        Income tax (provision) benefit consists of the following:

	Year Ended December 31,
	2004	2003	2002
	(Thousands)
Federal:
Current	$2,162	$(2,807)	$8,072
Deferred	(27,991)	(5,822)	(24,418)

Total Federal	(25,829)	(8,629)	(16,346)

Foreign:
Current	(2,934)	(8,682)	(9,752)
Deferred	(1,999)	(2,564)	692

Total foreign	(4,933)	(11,246)	(9,060)

State and local:
Current	(1,198)	(1,015)	(535)
Deferred	(318)	180	(148)

Total state and local	(1,516)	(835)	(683)

Income tax provision	$(32,278)	$(20,710)	$(26,089)

        The differences between the income tax provision computed by applying the statutory Federal income tax rate (35%) to income before income taxes and cumulative effect of changes in accounting principles, and the income tax provision reflected in the Consolidated Statements of Operations are as follows:

	Year Ended December 31,
	2004	2003	2002
	(Thousands)
Statutory tax provision	$(32,544)	$(21,538)	$(26,870)
Impact of:
Foreign operations	(8,515)	(7,786)	(2,868)
State and local taxes, net of Federal benefits	(985)	(543)	(444)
Extraterritorial income exclusion benefit	4,200	4,550	4,200
Percentage depletion	2,909	2,100	1,403
Other, net	2,657	2,507	(1,510)

Income tax provision	$(32,278)	$(20,710)	$(26,089)

        The components of the net deferred tax liability are as follows:

	December 31,
	2004	2003
	(Thousands)
Deferred tax liabilities related to:
Property, plant and equipment	$162,319	$149,201
Mark-to-market adjustments	7,411	—
Other	2,150	1,846

Total deferred tax liabilities	171,880	151,047

Deferred tax assets related to:
Expenses not yet deducted for tax purposes	(33,949)	(33,022)
Deferred foreign tax credits	(15,135)	(17,231)
Mark-to-market adjustments	(2,204)	(15,636)
Additional minimum pension liability adjustments	(5,053)	(3,594)
Other	(2,331)	(18,761)

Total deferred tax assets	(58,672)	(88,244)

Net deferred tax liability	113,208	62,803
Deferred tax assets, net, reclassified to current assets	16,186	25,701

Noncurrent deferred tax liability	$129,394	$88,504

        Based upon the level of historical taxable income and projections for future taxable income over the period in which the Company's deferred tax assets are deductible, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 2004 and 2003.

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

        On September 15, 1997, G-I Holdings received a notice from the IRS of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhône-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which G-I Holdings held an interest. On September 21, 2001, the IRS filed a proof of claim with respect to such deficiency in the G-I Holdings bankruptcy against G-I Holdings and ACI Inc., a subsidiary of G-I Holdings which also held an interest in the surfactants partnership and also has filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. If the proof of claim is sustained, ISP and/or certain of its subsidiaries together with G-I Holdings and several current and former subsidiaries of G-I Holdings would be severally liable for taxes and interest in the amount of approximately $294 million, computed as of December 31, 2004. On May 7, 2002, G-I Holdings, together with ACI Inc., filed an objection to the proof of claim, which objection will be heard by the United States District Court for the District of New Jersey overseeing the G-I Holdings bankruptcy. G-I Holdings has advised the Company that it believes that it will prevail in this tax matter involving the surfactants partnership, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position or results of operations. See Note 20—"Commitments and Contingencies."

Note 8.    Sale of Accounts Receivable

        In November 2004, the Company amended its October 2001 agreement for the sale of its domestic receivables, which was to terminate in October 2004 and was extended to November 2004. The amended agreement has a termination date of November 2009 and provides for up to $40.0 million in cash to be made available to the Company, which can be increased to $50.0 million at the Company's option, based on a planned continuous sale program to a third party. The agreement permits the Company to sell certain domestic trade receivables on a non-recourse basis in exchange for cash. The Company continues to service, administer and collect the trade receivables. At December 31, 2004 and 2003, the cash made available to the Company for the sale of receivables was $32.8 and $30.2 million, respectively. The program is accounted for as a sale under the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." The excess of accounts receivable sold over the net proceeds received is included in accounts receivable, other. The effective cost to the Company varies with LIBOR or commercial paper rates, is included in other expense, net, and amounted to $1.2, $0.9 and $1.0 million in 2004, 2003 and 2002, respectively.

Note 9.    Inventories

        Inventories are comprised of the following:

	December 31,
	2004	2003
	(Thousands)
Finished goods	$118,870	$126,227
Work-in-process	34,668	36,415
Raw materials and supplies	54,522	42,631

Inventories	$208,060	$205,273

        At December 31, 2004 and 2003, $76.7 and $58.6 million, respectively, of domestic inventories were valued using the LIFO method. If the FIFO inventory method had been used to value these inventories, they would have been $9.0 and $4.2 million higher at December 31, 2004 and 2003, respectively.

        During 2004, the Company changed its method of valuing inventory for the synthetic elastomers business from the FIFO method to the LIFO method. The Company believes the LIFO method is preferable because it results in a better matching of current costs with current revenues and minimizes the effect of price level changes on inventory valuations for the synthetic elastomers inventory. The effect of this accounting change was to decrease operating income and net income for the year 2004 by $5.0 and $3.3 million, respectively. Calculation of the effect of this change in accounting principle for the year 2003 is not practicable, nor are the pro forma effects of retroactive application of the LIFO method to the year 2003, because the Company acquired the synthetic elastomers business in July 2003 (see Note 1) and the business was in its startup phase during 2003.

Note 10.    Property, Plant and Equipment

        Property, plant and equipment is comprised of the following:

	December 31,
	2004	2003
	(Thousands)
Land and land improvements	$91,095	$88,805
Buildings and building equipment	143,914	132,566
Machinery and equipment	876,832	802,618
Construction in progress	46,331	44,614

Total	1,158,172	1,068,603
Less accumulated depreciation	(526,582)	(468,726)

Property, plant and equipment, net	$631,590	$599,877

        See Note 20 for information regarding capital leases.

Note 11.    Goodwill and Intangible Assets

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

        The Company's annual tests for impairment were conducted in the fourth quarters of 2004 and 2003 based upon the October 3, 2004 and September 28, 2003 balance sheets, respectively, and followed the same approach. These tests did not result in any additional impairment charges.

        The following schedule reconciles the changes in the carrying amount of goodwill, by business segment, for the years ended December 31, 2004 and 2003 (see Note 17 for discussion of acquisitions):

	Specialty Chemicals	Industrial Chemicals	Synthetic Elastomers	Mineral Products	Total Goodwill
	(Thousands)
Balance, December 31, 2002	$274,167	$—	$—	$51,539	$325,706
Acquisition	5,537	—	—	—	5,537
Translation adjustment	(142)	—	—	—	(142)

Balance, December 31, 2003	$279,562	$—	$—	$51,539	$331,101
Acquisitions and contingent consideration payment	6,212	—	—	—	6,212
Translation adjustment	481	—	—	—	481

Balance, December 31, 2004	$286,255	$—	$—	$51,539	$337,794

        The following is information as of December 31, 2004 and 2003 related to the Company's acquired intangible assets:

		December 31, 2004		December 31, 2003
	Range of Amortizable Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in Thousands)
Intangible assets subject to amortization:
Patents	5-20 years	$669	$(170)	$669	$(113)
Formulations	5-10 years	2,740	(295)	—	—
Unpatented technology	10-15 years	1,350	(75)	—	—
Customer base	10-15 years	2,348	(151)	—	—
Non-compete agreements	2-5 years	3,419	(1,469)	1,571	(971)
EPA registrations	5 years	166	(99)	166	(66)

Total amortizable intangible assets		10,692	(2,259)	2,406	(1,150)

Intangible assets not subject to amortization:
Trademarks		5,596	—	2,962	—
EPA registrations		4,648	—	4,648	—

Total unamortizable intangible assets		10,244	—	7,610	—

Total intangible assets		$20,936	$(2,259)	$10,016	$(1,150)

(Thousands)
Aggregate amortization expense:
Year ended December 31, 2004	$1,109
Year ended December 31, 2003	575
Year ended December 31, 2002	824
Estimated amortization expense:
Year ending December 31,
2005	$1,336
2006	1,336
2007	1,072
2008	1,072
2009	774

Note 12.    Related Party Transactions

        In connection with ISP's going private transaction described in Note 16, ISP borrowed a total of $94.0 million pursuant to five loan agreements, dated March 3, 2003, with the Company's wholly owned subsidiary, ISP Investco LLC ("ISP Investco"), and its indirect, wholly owned subsidiary, ISP Ireland. The loans accrue interest at a fixed rate of 1.65% per annum. Three of the loans, with ISP Ireland, were for principal amounts of up to $20.0 million, $10.0 million and $5.0 million, with maturity dates of six, nine and twelve months, respectively, and could be extended beyond their maturity dates for periods of time equal to their original terms. The remaining two loans, with ISP Investco, are for amounts up to $30.0 million and $40.0 million, with maturity dates of three years and can be extended beyond the maturity dates for an equal period of time. The three loans with ISP Ireland were repaid in December 2003. ISP Investco then entered into a new loan agreement in December 2003 with ISP for an amount of up to $35.0 million. This loan has a term of 10 years and accrues interest at a fixed rate of 5.12% per annum. The balance of all such loans outstanding at December 31, 2004 and 2003 aggregated $94.8 and $95.5 million, respectively.

        In August 2004, the Company entered into a loan agreement with ISP pursuant to which the Company will allow ISP to borrow from time to time up to $350.0 million with interest at the rate of 3.74% per annum on the outstanding principal balance. Commencing in 2005, payment of interest is due in arrears on the outstanding principal balance on each January 31 and July 31. This facility will terminate in August 2007, unless terminated earlier. ISP has also agreed to enter into a loan agreement as the lender with an entity controlled by Samuel J. Heyman, ISP's and the Company's Chairman, on terms substantially the same as the loan agreement between the Company and ISP. While, as of December 31, 2004 there were no borrowings outstanding under either facility, during the year 2004 there was an outstanding balance as of any one time of as much as $27.4 million. Subsequent to December 31, 2004, the Company has loaned a total of $200.0 million to ISP pursuant to this loan agreement.

        Included in the Consolidated Balance Sheets are the following receivable (payable) balances with related parties, which arise from transactions between the Company and its affiliates, including the sales of mineral products and the management agreement, as discussed below:

	December 31,
	2004	2003
	(Thousands)
ISP parent company	$16,993	$1,285
Building Materials Corporation of America ("BMCA")	13,217	9,035
Other	(226)	(226)

Receivables from related parties, net	$29,984	$10,094

        In May 2003, the Company entered into a new, long-term contract with BMCA, an indirect subsidiary of G-I Holdings and an affiliate of the Company, to supply BMCA and its subsidiaries substantially all of their colored roofing granules and algae-resistant granules requirements, except for the requirements of certain of their roofing plants that are supplied by third parties. The contract includes pricing discounts based on volume purchase targets that have lowered gross margins for the Mineral Products segment. In 2004, BMCA and its subsidiaries purchased a total of $98.2 million of mineral products from the Company, representing 8.2% of the Company's total net sales and 73.1% of the Company's net sales of mineral products. Sales by the Company to BMCA and its subsidiaries totaled $77.7 and $73.2 million for 2003 and 2002, respectively. The receivable from BMCA and its subsidiaries for sales of mineral products as of December 31, 2004 and 2003 was $12.8 and $8.6 million, respectively.

        Pursuant to a management agreement (the "Management Agreement"), the Company, through a subsidiary, provides certain general management, administrative, legal, telecommunications, information and facilities services to BMCA and the ISP parent company. Charges by the Company for providing such services aggregated $5.7, $6.3 and $6.2 million for 2004, 2003 and 2002, respectively, and are reflected as reductions of "Selling, general and administrative" expense. Such charges consist of management fees and other reimbursable expenses attributable to, or incurred by the Company for the benefit of, the respective parties, which are based on an estimate of the costs the Company incurs to provide such services. The receivable from such affiliates for management fees at each of December 31, 2004 and 2003 was $0.5 million. The Management Agreement is expected to be amended to extend the term of the agreement, effective January 1, 2005, through December 31, 2005. The Company and BMCA also allocate a portion of the management fees payable by BMCA under the Management Agreement to separate lease payments for the use of BMCA's headquarters.

        In September 1999, ISP granted its President and Chief Executive Officer the right to purchase, and such officer purchased, 318,599 shares of ISP's common stock held in treasury for a purchase price of $9.563 per share, or an aggregate of $3.0 million. Pursuant to the purchase agreement, ISP loaned such officer $3.0 million to purchase the shares of common stock, which loan was evidenced by a recourse demand note with interest at the lowest applicable federal rate. The principal amount of the note was payable in four installments from June 2001 through January 2004. However, as this officer remained continuously employed by the Company through each installment date, the principal amount due on each installment date was forgiven. As the loan was forgiven, compensation expense was recorded, including $762,000 in each of the years 2004, 2003 and 2002.

Note 13.    Long-term Debt and Lines of Credit

        Long-term debt is comprised of the following:

	December 31,
	2004	2003
	(Thousands)
Senior Credit Facilities:
Term loan maturing in March 2011	$248,125	$219,375
Revolving credit facility	—	—
10 1/4% Senior Subordinated Notes due 2011	403,315	403,056
10 5/8% Senior Secured Notes due 2009	200,000	200,000
5% term loan due 2006	3,821	5,181
Obligations under capital leases (Note 20)	294	764
Other	566	—

Total long-term debt	856,121	828,376
Less current maturities	(4,361)	(4,072)

Long-term debt less current maturities	$851,760	$824,304

        During 2001, ISP Chemco and three of its wholly owned subsidiaries jointly issued, in three separate transactions, $405.0 million aggregate principal amount of 10 1/4% Senior Subordinated Notes due 2011 (the "2011 Notes"). The net proceeds of these transactions totaled $397.2 million, after discount and fees. The net proceeds were placed in a restricted cash escrow account and were distributed to the Company's parent, ISP, to retire ISP's 9 3/4% Senior Notes due 2002 and a portion of ISP's 9% Senior Notes due 2003 (the "2003 Notes"). In January 2002, ISP redeemed the remaining $307.9 million aggregate principal amount of the 2003 Notes, utilizing the restricted cash escrow account balance at December 31, 2001. The 2003 Notes were redeemed at a redemption price of 101.5% of the principal amount plus accrued and unpaid interest to the redemption date. As a result, the Company recorded a $7.2 million pre-tax charge in 2002 for the early retirement of debt. The pre-tax charge was comprised of $4.6 million of call premium, $0.2 million of remaining discount amortization and the write-off of $2.3 million of unamortized debt issuance costs.

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

        In June 2001, in a related transaction, ISP Chemco and its three wholly owned subsidiaries that issued the 2011 Notes also entered into $450.0 million of new senior secured credit facilities, the initial borrowings under which were used to repay amounts outstanding under the Company's previous credit facility. The senior credit facilities were comprised of a $225.0 million term loan with a maturity of seven years and a $225.0 million revolving credit facility that was to terminate in June 2006.

        On April 2, 2004, ISP Chemco and its three wholly owned subsidiaries amended and restated its June 2001 $450.0 million senior secured credit facilities (the "Senior Credit Facilities"). The amended Senior Credit Facilities provide a $250.0 million term loan with a maturity in March 2011, which replaced the $225.0 million term loan that was due to mature in June 2008. In connection therewith, the Company borrowed an additional $31.2 million to bring the outstanding balance of the term loan to $250.0 million. All borrowings under the amended Senior Credit Facilities are based on either an alternate base rate (based on the banks' base rate or on the federal funds rate) or on the Eurodollar rate plus a margin based on the ratio of ISP Chemco's total consolidated debt to EBITDA (as defined in the Senior Credit Facilities). The average interest rate at December 31, 2004 on borrowings under the Senior Credit Facilities was 4.25%. Commitment fees are charged to the Company at a rate per annum equal to 0.50% of the average daily unused amount of the revolving credit facility. Commitment fees totaling $1.1 million are included in interest expense for each of 2004, 2003 and 2002.

        On April 15, 2004, the $225.0 million revolving credit facility under the Senior Credit Facilities, which was to terminate in June 2006, was reduced to $200.0 million, including a borrowing capacity not in excess of $50.0 million for letters of credit, and the maturity was extended to April 15, 2009. In addition, the margin-based interest rate for revolving credit borrowings was reduced. As of December 31, 2004, no borrowings and $8.8 million of letters of credit were outstanding under the revolving credit facility.

        The Senior Credit Facilities require compliance with various financial covenants, including a total debt leverage maintenance ratio, a senior debt leverage maintenance ratio and an interest coverage ratio. The amended Senior Credit Facilities reduced the margin-based interest rate for term loan borrowings and amended financial covenant ratios, including the elimination of the minimum adjusted net worth covenant. At December 31, 2004, the Company was in compliance with these covenants. In addition, the Senior Credit Facilities limit the ability of ISP Chemco and its subsidiaries, except the Company's accounts receivable subsidiary and certain immaterial subsidiaries, to incur additional debt, issue preferred stock, incur liens, and pay dividends or make certain other restricted payments and restricted investments. ISP Chemco and substantially all of its domestic subsidiaries are designated as obligors under the Senior Credit Facilities. The obligations of the obligors under the Senior Credit Facilities are secured by a first-priority security interest in 100% of the capital stock of ISP Chemco's domestic subsidiaries and 66% of the capital stock of some of ISP Chemco's foreign subsidiaries, and substantially all of the real and personal property of the obligors, except for the Company's accounts receivable subsidiary and certain immaterial subsidiaries.

        On December 13, 2001, the Company issued $200.0 million principal amount of 10 5/8% Senior Secured Notes due 2009 (the "2009 Notes"). The net proceeds from this issuance were approximately $194.3 million, of which $125.7 million was placed in a restricted cash escrow account and used to redeem the remaining 2003 Notes. The 2009 Notes are secured by a first priority lien on all of the outstanding capital stock of ISP Chemco. The 2009 Notes are structurally subordinated to all liabilities of the Company's subsidiaries. The 2009 Notes were issued under an indenture which, among other things, limits the ability of the Company and its subsidiaries, except its unrestricted subsidiaries, to incur additional debt, enter into transactions with affiliates, issue preferred stock, incur liens, and pay dividends or make certain other restricted payments and restricted investments. ISP Synthetic Elastomers and ISP Investco, the subsidiaries of ISP Investco, the Company's accounts receivable subsidiary and certain immaterial subsidiaries have been designated as unrestricted subsidiaries under the indenture related to the 2009 Notes.

        Borrowings by the Company, including those under the Senior Credit Facilities, are subject to the application of certain financial covenants contained in such agreement and in the indentures relating to the 2009 Notes and the 2011 Notes. As of December 31, 2004, the Company was in compliance with such covenants, and the application of such covenants would not have restricted available borrowings under the Senior Credit Facilities. As of December 31, 2004, under the most restrictive of these limitations, the Company could have paid dividends and other restricted payments of up to $74.0 million.

        The Senior Credit Facilities and the indenture governing the 2011 Notes contain additional affirmative and negative covenants affecting ISP Chemco and some of its subsidiaries, including restrictions on transactions with affiliates, sale-leaseback transactions and mergers and transfers of all or substantially all of those subsidiaries' assets. The indenture governing the 2009 Notes also contains additional affirmative and negative covenants similar to those contained in the indenture governing the 2011 Notes affecting the Company and some of its subsidiaries. These limitations do not apply to ISP Synthetic Elastomers and ISP Investco, which are unrestricted subsidiaries. Additionally, in the event the holders of the 2009 Notes were to foreclose on ISP Chemco's capital stock following an event of default under those notes, the sale of the capital stock would constitute a change of control of ISP Chemco. Under the indenture governing the 2011 Notes, if a change of control of ISP Chemco occurs, ISP Chemco is obligated to make an offer to repurchase the 2011 Notes from their respective holders. The terms of the Senior Credit Facilities, however, prohibit the repayment of the 2011 Notes in that event unless and until such time as the indebtedness under the Senior Credit Facilities is repaid in full. Failure to make such repayment upon a change of control would result in a default under the 2011 Notes. A change of control of ISP Chemco would also result in a default under the Senior Credit Facilities. In the event of a default under the indenture governing the 2011 Notes or under the Senior Credit Facilities, the holders of the 2011 Notes or the lenders under the Senior Credit Facilities, as the case may be, could elect to accelerate the maturity of the 2011 Notes or the loans under the Senior Credit Facilities. Those events could have a material adverse effect on the Company's financial condition and results of operations.

        On April 13, 2004, ISP Synthetic Elastomers entered into a $25.0 million Financing Agreement (the "Credit Facility"), which can be increased to $35.0 million at the Company's option. The initial borrowings under the Credit Facility were primarily used to partially repay intercompany advances and for working capital purposes. The Credit Facility has a maturity date of April 13, 2009, subject to certain conditions, and is secured by a lien upon substantially all of the assets of ISP Synthetic Elastomers. Availability under the Credit Facility is based upon Eligible Accounts Receivable, Eligible Inventory and other limitations, as defined in the Credit Facility, and includes a borrowing capacity not in excess of $10.0 million for letters of credit. The Credit Facility bears interest at a floating rate based upon the Prime Rate or LIBOR, each as defined in the Credit Facility. There were no borrowings outstanding under the Credit Facility at December 31, 2004.

        In August 2003, ISP Synthetic Elastomers obtained a three-year $5.6 million term loan secured by certain equipment. There are monthly payments of principal and interest with a fixed annual interest rate of 5%. There are no restrictive covenants related to this loan. At December 31, 2004, the outstanding principal amount was $3.8 million.

        The Company believes that the fair value of its non-public variable rate indebtedness approximates the carrying value of such indebtedness because the interest rates on such indebtedness are at floating short-term rates. With respect to the Company's publicly traded debt securities, the Company has obtained estimates of fair values from an independent source believed to be reliable. The estimated fair value of the 2011 Notes and the 2009 Notes as of December 31, 2004 and 2003 was as follows:

	December 31, 2004		December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Thousands)
10 1/4% Senior Subordinated Notes due 2011	$403,315	$456,270	$403,056	$451,423
10 5/8% Senior Secured Notes due 2009	200,000	222,000	200,000	218,000

        The aggregate maturities of long-term debt as of December 31, 2004 for the next five years and thereafter are as follows:

(Thousands)
2005	$4,361
2006	5,049
2007	2,661
2008	2,619
2009	202,500
Thereafter	638,931

        In the above table, maturities for each of the years 2005 to 2009 include $2.5 million of maturities relating to the term loan under the Senior Credit Facilities. Maturities in 2009 include the $200.0 million 10 5/8% Senior Secured Notes.

        At December 31, 2004, the Company's foreign subsidiaries had total available short-term lines of credit aggregating $2.9 million, of which $2.8 million were unused. The weighted-average interest rate on short-term borrowings at December 31, 2004 was 6.6%. Short-term borrowings at December 31, 2003 were $0.1 million.

        Included in accrued liabilities at each of December 31, 2004 and 2003 is $23.4 million of accrued interest payable on debt.

        Under the indenture for the 2009 Notes discussed above, ISP Synthetic Elastomers (see Note 1) and ISP Investco have been designated as unrestricted subsidiaries for purposes of covenants relating to the 2009 Notes. The following table details, as required by the indenture governing the 2009 Notes, the impact of ISP Investco on the Company's results of operations for the years 2004, 2003 and 2002. For further information related to sales, operating income and total assets of ISP Synthetic Elastomers, see Note 18.

	Year Ended December 31,
	2004	2003	2002
	(Millions)
Interest expense	$(2.4)	$(1.7)	$(2.9)
Investment income, net	16.6	14.8	48.1
Miscellaneous other income	—	0.2	0.3

Note 14.    Asset Retirement Obligations

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

        The change in the ARO during the year ended December 31, 2004 is as follows. The balance at December 31, 2003 has been restated to include AROs related to the synthetic elastomers business that were recognized at the time the synthetic elastomers business was acquired by ISP in 2003 (see Note 1).

(Thousands)
ARO liability balance, December 31, 2003	$3,377
Liabilities incurred, year ended December 31, 2004	30
ARO liability accretion	198
Payments	(348)

ARO liability balance, December 31, 2004	$3,257

        If SFAS No. 143 had been applied during all periods affected, the net loss on a pro forma basis for the year ended December 31, 2002 would have been $104.9 million, including an additional $0.2 million due to additional depreciation and liability accretion from AROs. The net income for the year ended December 31, 2003 would have increased on a pro forma basis by $1.0 million to $40.8 million due to the elimination of the cumulative effect of the change in accounting principle recorded on January 1, 2003 on the adoption of SFAS No. 143.

Note 15.    Benefit Plans

        Eligible, full-time employees of the Company are covered by various benefit plans, as described below.

  Defined Contribution Plan

        The Company provides a defined contribution plan for eligible salaried and hourly employees. The Company contributes up to 7% of participants' compensation and also contributes fixed amounts, ranging from $50 to $750 per year depending on age, to the accounts of participants who are not covered by a Company-provided postretirement medical benefit plan. The aggregate contributions by the Company were $8.3, $7.6 and $7.6 million for 2004, 2003 and 2002, respectively.

  Defined Benefit Plans

        The Company provides a noncontributory defined benefit retirement plan for certain hourly employees in the United States (the "Hourly Retirement Plan"). At several locations, new employees may not participate and benefits have been frozen for most participants. Benefits under this plan are based on stated amounts for each year of service. The Company's policy is to fund this plan consistent with the minimum funding requirements of ERISA.

        ISP Marl GmbH, a wholly owned German subsidiary of the Company, provides a noncontributory defined benefit retirement plan for its hourly and salaried employees (the "ISP Marl Plan"). Benefits under this plan are based on average earnings over each employee's career with the Company.

        The Company's net periodic pension cost (income) for the Hourly Retirement Plan and the ISP Marl Plan included the following components:

	Hourly Retirement Plan			ISP Marl Plan
	Year Ended December 31,			Year Ended December 31,
	2004	2003	2002	2004	2003	2002
	(Thousands)
Service cost	$233	$241	$290	$91	$92	$46
Interest cost	2,105	2,098	2,108	189	191	138
Expected return on plan assets	(2,929)	(2,863)	(3,316)	—	—	—
Amortization of actuarial losses	562	391	155	—	—	—
Amortization of unrecognized prior service cost	243	277	301	6	6	5

Net periodic pension cost (income)	$214	$144	$(462)	$286	$289	$189

        The following tables set forth, for the years 2004 and 2003, reconciliations of the beginning and ending balances of the benefit obligation, fair value of plan assets, funded status and amounts recognized in the Consolidated Balance Sheets related to the Hourly Retirement Plan and the ISP Marl Plan. The Company uses a December 31 measurement date for its retirement plans and postretirement medical and life insurance plan.

	Hourly Retirement Plan		ISP Marl Plan
	Year Ended December 31,		Year Ended December 31,
	2004	2003	2004	2003
	(Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$34,303	$32,410	$2,977	$2,559
Service cost	233	241	91	92
Interest cost	2,105	2,098	189	191
Effect of changes in exchange rates	—	—	343	285
Actuarial losses (gains)	1,296	1,226	647	(88)
Benefits paid	(1,745)	(1,672)	(65)	(62)

Benefit obligation at end of year	$36,192	$34,303	$4,182	$2,977

Change in plan assets:
Fair value of plan assets at beginning of year	$31,830	$30,942	$—	$—
Actual return on plan assets	3,136	2,560	—	—
Employer contributions	—	—	—	—
Benefits paid	(1,745)	(1,672)	—	—

Fair value of plan assets at end of year	$33,221	$31,830	$—	$—

Reconciliation of funded status:
Funded status	$(2,971)	$(2,473)	$(4,182)	$(2,977)
Transition obligation	—	—	94	93
Unrecognized prior service cost	1,581	1,823	—	—
Unrecognized actuarial (gains) losses	10,241	9,715	606	(97)

Net amount recognized in Consolidated Balance Sheets as (accrued) prepaid benefit cost	$8,851	$9,065	$(3,482)	$(2,981)

Amounts recognized in Consolidated Balance Sheets:
(Accrued) prepaid benefit cost	$—	$—	$(3,482)	$(2,981)
Accrued minimum pension liability	(2,971)	(2,473)	—	—
Intangible asset	1,581	1,823	—	—
Accumulated other comprehensive loss	10,241	9,715	—	—

Net amount recognized in Consolidated Balance Sheets as (accrued) prepaid benefit cost	$8,851	$9,065	$(3,482)	$(2,981)

Change in amounts in other comprehensive loss:
Increase in additional minimum liability	$285	$860
Decrease in intangible asset	242	277
Decrease in other comprehensive income	(527)	(1,137)

        The accumulated benefit obligation for all defined benefit pension plans was $40.4 million and $37.3 million at December 31, 2004 and 2003, respectively.

        Information on actual and future expected benefit payments related to the Hourly Retirement Plan and ISP Marl Plan follows:

	Hourly Retirement Plan	ISP Marl Plan
	(Thousands)
Actual benefit payments:
2002	$1,527	$24
2003	1,672	62
2004	1,745	65
Future expected benefit payments:
2005	$2,119	$75
2006	2,234	83
2007	2,346	91
2008	2,486	151
2009	2,620	158
2010 through 2014	13,749	1,433
	Year Ended December 31,
	2005 (Expected)	2004 (Actual)	2003 (Actual)	2002 (Actual)
	(Thousands)
Employer contributions:
Required	$—	$—	$—	$398
Additional discretionary	—	—	—	228

Total	$—	$—	$—	$626

	Hourly Retirement Plan		ISP Marl Plan
	December 31,		December 31,
	2004	2003	2004	2003
Weighted-average assumptions:
Discount rate:
As of January 1 (for determining net periodic pension cost and projected benefit obligation for years ended December 31)	6.25%	6.75%	6.5%	6.5%
As of December 31 (for determining projected benefit obligation at December 31)	6.0%	6.25%	5.52%	6.5%
Expected long-term rate of return on assets	9.5%	9.5%	—	—
Rate of compensation increase	N/A	N/A	2.5%	3.0%

        The following table highlights the sensitivity of the Company's pension obligations and expense to changes in assumptions related to the Hourly Retirement Plan:

	Impact on Pension Expense	Impact on Projected Benefit Obligation
	(Thousands)
Change in assumption:
25 basis points increase in discount rate	$-50	$-940
25 basis points decrease in discount rate	+50	+940
25 basis points increase in rate of return on assets	-80	N/A
25 basis points decrease in rate of return on assets	+80	N/A

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

        At December 31, 2004 and 2003, the asset allocations for the Hourly Retirement Plan, by asset category, are as follows:

	Plan Assets at December 31,
	2004 Actual	2003 Actual	2005 Target %
Asset Category:
Equity securities	28%	39%	25-45%
Fixed income securities	66%	45%	40-70%
Cash and equivalents	5%	15%	0-10%
Other	1%	1%	0-10%

Total	100%	100%

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

        The net periodic postretirement benefit cost (income) included the following components:

	Year Ended December 31,
	2004	2003	2002
	(Thousands)
Service cost	$—	$129	$116
Interest cost	353	622	626
Amortization of actuarial (gains) losses	(148)	27	25
Amortization of unrecognized prior service cost	(298)	(284)	(284)

Net periodic postretirement benefit cost (income)	$(93)	$494	$483

        The following table sets forth, for the years 2004 and 2003, reconciliations of the beginning and ending balances of the postretirement benefit obligation, funded status and amounts recognized in the Consolidated Balance Sheets related to postretirement medical and life insurance benefits:

	Year Ended December 31,
	2004	2003
	(Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$8,581	$9,750
Service cost	—	129
Interest cost	353	622
Plan amendments	(195)	—
Participant contributions	345	365
Actuarial gains	(2,640)	(1,499)
Benefits paid	(794)	(786)

Benefit obligation at end of year	$5,650	$8,581

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	449	421
Participant contributions	345	365
Benefits paid	(794)	(786)

Fair value of plan assets at end of year	$—	$—

Reconciliation of funded status:
Funded status	$(5,650)	$(8,581)
Unrecognized prior service cost	(1,487)	(1,590)
Unrecognized actuarial (gains) losses	(2,293)	199

Net amount recognized in Consolidated Balance Sheets as accrued benefit cost	$(9,430)	$(9,972)

        The Company's postretirement medical and life insurance plan is unfunded. Benefits are paid from the Company's general assets as they are incurred. The Company expects to contribute $727,000 to the plan in 2005. Information on actual and future expected benefit payments related to the postretirement medical and life insurance plan follows:

(Thousands)
Actual benefit payments:
2002	$745
2003	786
2004	794
Future expected benefit payments:
2005	$727
2006	703
2007	667
2008	621
2009	572
2010 through 2014	2,171

        For purposes of calculating the accumulated postretirement benefit obligation, the following assumptions were made. Retirees (under and over age 65) as of December 31, 2004 who were formerly salaried and hourly non-union employees (with certain exceptions) were assumed to receive a Company subsidy of $1,000 per year. With respect to retirees (under and over age 65) as of December 31, 2004 who were formerly hourly union employees, most such retirees were assumed to receive a Company subsidy ranging from $1,000 to $2,500 per year depending on the negotiated plan design and subsidy level.

	December 31,
	2004	2003
Weighted-average assumptions:
Discount rate:
As of January 1 (for determining net periodic postretirement benefit cost and postretirement benefit obligation for years ended December 31)	6.25%	6.75%
As of December 31 (for determining postretirement benefit obligation at December 31)	6.0%	6.25%
	December 31,
	2004	2003
Assumed health care cost trend rates:
Retirees under age 65:
Health care cost trend rate assumed for the following year	8.5%	9.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2012	2011
Retirees over age 65:
Health care cost trend rate assumed for the following year	10.5%	—
Health care cost trend rate assumed for all years	—	9.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	—
Year that the rate reaches the ultimate trend rate	2016	—

        The health care cost trend rate assumption has an effect on the amounts reported. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	Year Ended December 31,
	2004	2003
	(Thousands)
One-percentage-point increase:
Increase in the accumulated postretirement benefit obligation as of December 31	$204	$8
Increase in aggregate service and interest cost	12	—
One-percentage-point decrease:
Decrease in the accumulated postretirement benefit obligation as of December 31	(148)	(8)
Decrease in aggregate service and interest cost	(8)	—

Other Benefit Plans

        The Company has a deferred compensation plan that permits eligible executives to defer up to 25% of their salary, 100% of bonuses and 100% of income from the exercise of long-term incentive units (see Note 16). Effective January 1, 2005, in accordance with section 409A of the Internal Revenue Code, deferrals of income from the exercise of long-term incentive units will no longer be permitted until the U.S. Treasury and the IRS issue interpretive guidance that is satisfactory to permit such deferrals. Amounts deferred, through payroll deduction, are contributed by the Company to a grantor trust, of which the Company is the grantor. The employees direct the investment of the amounts held in trust into various available funds. Distributions to participants, less any applicable tax withholding, are made upon the termination, retirement or death of the participant. The balance in the trust of $11.4 million and $7.7 million at December 31, 2004 and 2003, respectively, is included in "Other assets" in the Consolidated Balance Sheets, with the liability of equal amounts included in "Other liabilities." The investments held in the grantor trust are reflected at fair value in the Consolidated Balance Sheets and are marked-to-market each period, with unrealized holding gains and losses included in the results of operations.

        The Company also provides a nonqualified defined benefit retirement plan for certain current and former executives. The retirement benefit payable under the plan, which accrues in accordance with a ten-year vesting schedule, consists of an annual payment commencing at age 65 equal to 25% of a covered participant's last full year's salary. The plan is not a funded plan, but rather retirement benefits are paid from the general assets of the Company. Expense recorded for this plan was $0.8, $0.8 and $1.0 million for 2004, 2003 and 2002, respectively. The liability related to this plan was $13.0 and $9.4 million, respectively, at December 31, 2004 and 2003 and is included within "Other liabilities." The increase in the liability in 2004 resulted from a decrease in the discount rate used to compute the benefit obligation to 6.0% in 2004 from the 8.0% used in prior years. As a result, an additional minimum pension liability of $3.4 million, before income tax benefit of $1.3 million, was recorded and charged against "Accumulated other comprehensive income."

        In connection with the Company's Supplemental Executive Retirement Plan and postretirement medical and life insurance plan, the Company owns certain life insurance policies with a face value of

$114.4 million at December 31, 2004. These policies had a cash surrender value of $52.2 and $48.7 million at December 31, 2004 and 2003, respectively, and policy loans of $49.8 and $46.6 million, respectively. The net cash surrender value at December 31, 2004 and 2003 was $2.4 and $2.1 million, respectively, and is included in "Other assets."

Note 16.    Going Private Transaction by ISP and Stock-based Employee Compensation

        On February 28, 2003, at a Special Meeting of Stockholders of ISP, a majority of the holders of the shares of ISP common stock outstanding and entitled to vote at that meeting and a majority of the minority holders (being those shares not owned beneficially by Mr. Samuel J. Heyman, Chairman of ISP, or the officers and directors of ISP) of shares of common stock outstanding and entitled to vote at that meeting approved the Agreement and Plan of Merger dated as of November 8, 2002 of International Specialty Products Holdings Inc. with and into ISP and pursuant to which holders of ISP common stock received $10.30 per share in cash for each share of ISP common stock owned (except as otherwise provided in the merger agreement). Mr. Heyman formed International Specialty Products Holdings, Inc. for purposes of entering into this transaction and was deemed to be the sole "beneficial owner" (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of all of International Specialty Products Holdings Inc.'s common stock and, at the time of the Special Meeting, approximately 81% of ISP's common stock. As a result, ISP's common stock is no longer publicly traded and its common stock was delisted from the New York Stock Exchange and deregistered with the Securities and Exchange Commission. Mr. Heyman may now be deemed to beneficially own (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) 100% of ISP's common stock.

        As a result of ISP completing the going private transaction, the Company's stock-based compensation plans were terminated and payments were made in accordance with the terms of the merger agreement. Accordingly, holders of approximately 2.7 million vested, in-the-money stock options outstanding and exercisable on February 28, 2003 received a cash amount equal to the excess of $10.30 over the exercise price of such stock options, aggregating $1.5 million. Compensation expense of $1.5 million related to the payment for stock option terminations was recorded in the first quarter of 2003 and is included in "Other operating gains and (charges), net" (see Note 5). In addition, outstanding restricted common stock awards were replaced with long-term incentive units of comparable vesting and a value equivalent to the previous awards based on the buyout price of $10.30 per award. The total consideration for the going private transaction of approximately $138.0 million was paid out of the Company's funds. ISP borrowed a total of $94.0 million pursuant to five loan agreements, dated March 3, 2003, with the Company's wholly owned subsidiary, ISP Investco, and its indirect, wholly owned subsidiary, ISP Ireland (see Note 12). In addition, ISP Investco paid down $43.8 million of its intercompany payables to ISP. In accordance with the SEC's Staff Accounting Bulletin No. 54, "Application of "Push Down" Basis of Accounting in Financial Statements of Subsidiaries Acquired by Purchase," ISP has not applied push down accounting for the going private transaction to its subsidiaries.

        In February 2000, ISP adopted the 2000 Long-Term Incentive Plan (the "2000 LTI Plan"), which authorizes the grant of incentive units ("Incentive Units") to eligible Company employees. The 2000 LTI Plan provides long-term compensation to employees and key management personnel based on ISP's "Book Value" (as defined). The 2000 LTI Plan is administered by a committee (the "Committee") appointed by the Board of Directors of ISP from among the employees of ISP. The Committee in its sole discretion determines the number of Incentive Units to be granted to each employee. Generally, Incentive Units vest cumulatively, in 20% increments over five years, or in 10% increments every six months over five years. The Committee, in its sole discretion, may grant Incentive Units with any other vesting schedule. Incentive Units expire on the earlier of: (i) the sixth anniversary of the date the Incentive Unit was granted; (ii) one year after the employee's termination of employment with the Company due to death, long-term disability or retirement; or (iii) 90 days after the employee's termination of employment for reasons other than mentioned above and not due to good cause. Upon the exercise of an Incentive Unit, the employee will receive in cash the excess, if any, of the "Final Value" of such Incentive Units (which Final Value shall equal the value of the Incentive Units as described below as of the latest calculation date) over the value calculated on the date of grant. The value of Incentive Units is determined at the end of each fiscal quarter based on ISP's total Stockholder's Equity (excluding accumulated other comprehensive income and losses and goodwill impairment losses and including goodwill amortization expense in a manner similar to the periods prior to adopting SFAS No. 142). This value on the date of grant is compared to the value as remeasured at the end of each quarter in order to determine compensation expense. The 2000 LTI Plan will terminate ten years after its effective date of February 2000, unless terminated sooner by the Committee. Compensation expense related to the 2000 LTI Plan was $6.3, $6.6 and $2.7 million in 2004, 2003 and 2002, respectively. The liability related to the 2000 LTI Plan was $16.9 and $11.6 million at December 31, 2004 and 2003, respectively, and is included in "Other liabilities."

        In May 2003, ISP adopted the 2003 Executive Long-Term Incentive Plan (the "2003 ELTI Plan"), which provides long-term compensation to executives, key management personnel and certain other employees based on ISP's "Book Value" (as defined). The 2003 ELTI Plan is administered by the Committee which, in its sole discretion, determines the number of Incentive Units to be granted to any one or more eligible employees. Incentive Units normally vest cumulatively, in 20% increments over five years provided, however, that the Committee may in its sole discretion grant Incentive Units with any other vesting schedule. Incentive Units expire on the earlier of: (i) the tenth anniversary of the date the Incentive Unit was granted; (ii) one year after the employee's termination of employment with the Company due to death, long-term disability or retirement; or (iii) 90 days after the employee's termination of employment for reasons other than mentioned above and not due to good cause. Upon the exercise of an Incentive Unit, the employee will receive in cash the excess, if any, of the "Final Value" of such Incentive Units (which Final Value shall equal the value of the Incentive Units as described below as of the latest calculation date) over the value calculated on the date of grant. The value of Incentive Units is determined at the end of each fiscal quarter based on ISP's total Stockholder's Equity (excluding accumulated other comprehensive income and losses). This value on the date of grant is compared to the value as remeasured at the end of each quarter in order to determine compensation expense. The 2003 ELTI Plan will terminate ten years after its effective date of May 15, 2003, unless terminated sooner by the Committee. Compensation expense related to the 2003 ELTI Plan was $3.2 and $4.8 million in 2004 and 2003, respectively. The liability related to the 2003 ELTI Plan was $8.0 and $4.8 million at December 31, 2004 and 2003, respectively, and is included in "Other liabilities."

        The following is a summary of activity for Incentive Units related to the 2000 LTI and 2003 ELTI Plans:

	Year Ended December 31,
	2004	2003	2002
	(Thousands of Incentive Units)
Incentive Units outstanding, January 1	7,855	4,460	4,207
Granted	854	4,152	796
Exercised	(274)	(391)	(132)
Forfeited	(281)	(366)	(411)

Incentive Units outstanding, December 31	8,154	7,855	4,460

Note 17.    Acquisitions

        During 2004, the Company completed four acquisitions, including three in Europe, to further enhance the Company's global specialty chemicals business. The acquisitions included United Kingdom-based Red Carnation Gums Limited and Hallcrest Limited, Germany-based Biochema Schwaben, and Niro's Pharma Technologies business. The aggregate purchase price of the assets and businesses acquired totaled $28.4 million. Acquisitions in 2003 included the synthetic elastomers business (see Note 1) and Germinal S.A., a supplier of food ingredients in southern Latin America. In 2002, the Company acquired the roofing granules manufacturing operations in Ione, California of Reed Minerals and an adjacent quarry operation and certain mining assets from Hanson Aggregates Mid-Pacific, Inc.

Note 18.    Business Segment Information

        The Company is a leading multinational manufacturer of a broad spectrum of specialty and industrial chemicals, emulsified styrene butadiene rubber and related products, and mineral products. Effective August 30, 2004, ISP contributed the synthetic elastomers business to the capital of the Company. Accordingly, the Company's consolidated financial statements include the results of the synthetic elastomers business from July 28, 2003, the date of its acquisition by ISP (see Note 1). The synthetic elastomers business is being reported as a separate business segment.

        Specialty Chemicals.    The Specialty Chemicals business segment is comprised of the personal care, pharmaceutical, food, beverage, performance chemicals and fine chemicals product lines.

        Personal care products serve as critical ingredients in the formulation of many well-known skin care, hair care, oral care, toiletry and cosmetic products. Skin care ingredients include sunscreen actives, waterproofing agents, preservatives, biofunctionals, emollients and moisturizers. Hair care ingredients include a number of specially formulated fixative resins for hairsprays, mousses and gels, as well as thickeners and stabilizers for shampoos and conditioners. Gantrez bioadhesive polymers serve as critical ingredients in denture adhesives and tartar control toothpastes.

        Pharmaceutical, food and beverage products are sold to these government-regulated industries. In the pharmaceutical market, the Company's products serve as key ingredients in prescription and over-the-counter tablets, injectable prescription drugs and serums, cough syrups and antiseptics. In the food and beverage markets, the Company's alginates and acetylene-derived polymers serve as critical ingredients in the manufacture of numerous consumer products, including bakery fillings, salad dressings, dairy products, cheese sauces, fruit fillings, beer and health drinks. The Company's alginates products are used as stabilizers in many well-known consumer products and prevent the separation of oil emulsions. The Company's specialty polymers serve the beverage market by assuring the clarity and extending the shelf life of beer, wine and fruit juices.

        The performance chemicals product line includes products sold to the aerospace, defense, paints and coatings, detergent, electronics, oil field, agricultural and powder metallurgy markets and various industrial markets. The performance chemicals product line includes the biocides business which is comprised of a broad range of preservatives and fungicides for various product applications, including paints and coatings.

        The Company manufactures a broad range of highly specialized fine chemicals which are sold to the pharmaceutical, biotechnology, agricultural, imaging and various other consumer markets.

        Industrial Chemicals.    The Company's Industrial Chemicals business segment markets several intermediate and solvent products, such as butanediol, tetrahydrofuran (THF) and N-methyl pyrrolidone (NMP), for use in a variety of industries including high performance plastics, lubricating oil and chemical processing, electronics cleaning, and coatings.

        Synthetic Elastomers.    The Company's Synthetic Elastomers business segment manufactures and markets various types of emulsified styrene butadiene rubber. The products produced are used as key polymeric ingredients in a wide variety of rubber applications including, among other things, new and retread tires, automotive, mechanical goods, gaskets and industrial rubber products. These products are sold to a wide cross section of the rubber industry through a network of national distributors.

        Mineral Products.    The Company manufactures semi-ceramic-coated colored roofing granules, algae resistant granules and headlap granules, which are produced from rock deposits that are mined and crushed at the Company's quarries and sold primarily to the United States roofing industry for use in the manufacture of asphalt roofing shingles.

        The following segment data are presented based on the Company's internal management reporting system for the four reportable business segments. The Company evaluates segment performance based on operating income. Therefore, the measure of profit or loss that is reported to management for each segment is operating income. Interest expense, other income and expense items and income taxes are not allocated to the business segments for management reporting. At this time, the Company's internal management reporting system does not report assets by segment for the Specialty Chemicals and Industrial Chemicals business segments as many of the Company's plant assets are utilized by both segments. Therefore, the following asset-related segment data are presented only for the combined Specialty Chemicals and Industrial Chemicals business segments and for the Synthetic Elastomers and Mineral Products business segments.

        Sales of mineral products to BMCA and its subsidiaries in 2004, 2003 and 2002 accounted for 73.1%, 74.7% and 77.0%, respectively, of the Company's net sales of mineral products, representing 8.2%, 8.7% and 8.7%, respectively, of the Company's total net sales. No other customer accounted for more than 5% of the Company's total net sales in 2004, 2003 or 2002.

	Year Ended December 31,
	2004	2003(1)	2002
	(Millions)
Net sales(1):
Specialty Chemicals	$695.3	$623.4	$600.8
Industrial Chemicals	193.8	165.5	149.4
Synthetic Elastomers	170.1	25.7	—
Mineral Products(2)	134.4	104.0	95.1

Net sales	$1,193.6	$918.6	$845.3

Operating income (loss)(1)(3):
Specialty Chemicals	$140.2	$125.9	$107.9
Industrial Chemicals	(3.5)	(11.5)	5.9
Synthetic Elastomers	7.4	(3.3)	—
Mineral Products	16.6	13.9	20.9

Total segment operating income	160.7	125.0	134.7
Unallocated corporate office items	(0.3)	0.5	0.5
Write-off of deferred costs (4)	—	—	(7.6)

Total operating income	160.4	125.5	127.6
Interest expense, investment income and other expense, net	(67.4)	(64.0)	(50.8)

Income before income taxes and cumulative effect of changes in accounting principles	$93.0	$61.5	$76.8

Assets:
Specialty and Industrial Chemicals	$1,147.6	$1,110.0	$1,080.4
Synthetic Elastomers	78.5	52.2	—
Mineral Products	159.2	151.6	148.9
General Corporate(5)	537.5	480.2	620.0

Total assets	$1,922.8	$1,794.0	$1,849.3

Capital expenditures and acquisitions:
Specialty and Industrial Chemicals	$88.2	$59.3	$40.6
Synthetic Elastomers	15.5	8.6	—
Mineral Products	12.8	10.7	21.3

Total	$116.5	$78.6	$61.9

Depreciation and amortization of intangible assets:
Specialty and Industrial Chemicals	$55.2	$52.4	$50.1
Synthetic Elastomers	2.3	0.8	—
Mineral Products	9.9	8.8	8.2

Total	$67.4	$62.0	$58.3

(1)
Restated—see Note 1.

(2)
Includes sales to BMCA and its subsidiaries of $98.2, $77.7 and $73.2 million for 2004, 2003 and 2002, respectively.

(3)
Operating income for the Specialty Chemicals business segment for 2004, 2003 and 2002 includes $0.7, $(1.1) and $12.2 million, respectively, of other operating gains (charges). Operating income (loss) for the Industrial Chemicals business segment for 2003 and 2002 includes $(2.3) and $0.8 million, respectively, of other operating gains (charges). Operating income for the Mineral Products business segment for 2003 includes $(0.2) million of other operating charges. See Note 5.

(4)
The write-off of deferred costs of $7.6 million in 2002 (see Note 5) relates to the Company's Linden, New Jersey property, a nonoperating property held for intended future sale and therefore not part of the Company's current operating business segments.

(5)
General Corporate assets primarily represent cash and cash equivalents and the Company's investments in trading and available-for-sale securities which are held in a separate wholly owned subsidiary of the Company, ISP Investco, for general corporate purposes and are not allocated to business segments. The year 2004 and 2003 also includes $94.8 and $95.5 million, respectively, of long-term loans receivable from the Company's parent company.

Note 19.    Geographic Information

        Financial information set forth below for foreign operations represent sales and long-lived assets (property, plant and equipment) of foreign-based subsidiaries. Net sales are attributed to countries based on the location of customers and reflect the Company's internal management reporting system.

	Year Ended December 31,
	2004	2003*	2002
	(Millions)
Net sales:
North America:
United States	$592.3	$433.3	$415.4
Canada	39.8	26.4	23.0

Total North America	632.1	459.7	438.4

Europe:
Germany	93.1	93.6	80.2
United Kingdom	61.3	40.0	38.2
France	34.2	31.0	24.6
Italy	21.4	19.3	15.2
Spain	20.2	17.0	14.3
Switzerland	13.3	11.6	11.2
Belgium	10.4	6.9	6.3
Netherlands	10.2	6.8	11.5
Israel	10.0	6.3	5.6
Other European countries	68.0	59.3	45.3

Total Europe	342.1	291.8	252.4

Asia-Pacific:
China	33.9	19.1	18.0
Japan	30.0	26.2	23.6
South Korea	24.1	16.6	13.4
Australia	14.5	12.7	10.9
India	12.3	6.8	7.3
Taiwan	12.1	9.7	10.0
Other Asia-Pacific countries	24.0	19.3	18.1

Total Asia-Pacific	150.9	110.4	101.3

Latin America:
Brazil	24.0	19.3	17.7
Mexico	23.3	21.5	21.8
Other Latin American countries	21.2	15.9	13.7

Total Latin America	68.5	56.7	53.2

Total net sales	$1,193.6	$918.6	$845.3

Property, plant and equipment, net:
United States	$533.0	$509.4	$493.5
Germany	54.8	48.9	39.5
United Kingdom	23.1	20.1	14.3
All other foreign countries	20.7	21.5	18.4

Total property, plant and equipment, net	$631.6	$599.9	$565.7

*
Restated—see Note 1.

        Approximately 50% of the Company's sales in 2004 were in foreign countries, which are subject to currency exchange rate fluctuation risks. Certain countries in which the Company has sales are subject to additional risks, including high rates of inflation, exchange controls, government expropriation and general instability.

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

        ISP has been advised by its Chairman of the Board, Samuel J. Heyman, that in 2000, three actions were commenced by creditors or potential creditors of G-I Holdings, two of which were filed against Mr. Heyman and the third against Mr. Heyman and certain other stockholders of G-I Holdings. Two of the actions commenced in 2000 were effectively stayed and the third was dismissed as a result of the G-I Holdings Chapter 11 filing. In September 2001, the Official Committee of Unsecured Creditors of G-I Holdings filed a substantially similar action against Mr. Heyman. The actions allege, among other things, that the distribution by G-I Holdings of the capital stock of ISP to Mr. Heyman and certain G-I Holdings stockholders in January 1997 was without fair consideration and a fraudulent conveyance. These actions seek, among other things, to set aside such distribution and to require Mr. Heyman and such other stockholders to return to G-I Holdings the capital stock of ISP held by them as well as an unspecified amount of damages. The defendants in such actions have advised ISP that they believe these actions are without merit and that the defendants intend to vigorously oppose them. However, if such actions were successful, the plaintiffs could seek to undo such distribution, which could result in a change of control of ISP. See Note 13 for a discussion of the Senior Credit Facilities.

  Environmental Litigation

        The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters ("Environmental Claims"), under the Comprehensive Environmental Response Compensation and Liability Act, Resource Conservation and Recovery Act and similar state laws, in which recovery is sought for the cost of cleanup of contaminated sites or in which remedial obligations are imposed, a number of which Environmental Claims are in the early stages or have been dormant for protracted periods.

        The Company estimates that its liability with respect to all Environmental Claims (including those relating to its closed Linden, New Jersey plant described below), and certain other environmental compliance expenses, as of December 31, 2004 and 2003, was approximately $19.9 and $24.3 million, respectively. As of December 31, 2004 and 2003, $11.7 and $13.2 million, respectively, of the liability estimate represents the present value of long-term future post closure costs discounted at a risk free rate of 5%. On an undiscounted basis, this portion of the liability is $19.6 and $22.3 million, respectively. Environmental insurance recoveries are included in the Consolidated Balance Sheets at December 31, 2004 and 2003 (discussed below) of $28.1 million at each date that relate to both past expenses and estimated future liabilities ("estimated recoveries"). While the Company cannot predict whether adverse decisions or events can occur in the future, in the opinion of the Company's management, the resolution of the Environmental Claims should not be material to the business, liquidity, results of operations, cash flows or financial position of the Company. However, adverse decisions or events, particularly as to increases in remedial costs, discovery of new contamination, assertion of natural resource damages, plans for development of the Linden, New Jersey property, and the liability and the financial responsibility of the Company's insurers and of the other parties involved at each site and their insurers, could cause the Company to increase its estimate of its liability or decrease its estimate of insurance recoveries in respect of those matters. It is not currently possible to estimate the amount or range of any additional liability.

        After considering the relevant legal issues and other pertinent factors, the Company believes that it will receive the estimated recoveries and that the estimated recoveries could be in excess of the current estimated liability for all Environmental Claims, although there can be no assurance in this regard. The Company believes it is entitled to the estimated recoveries, although the Company's insurers have not affirmed a legal obligation under the policies to provide indemnity for those claims.

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

        In June 1989, the Company entered into a Consent Order with the New Jersey Department of Environmental Protection ("NJDEP") requiring the development of a remediation plan for its closed Linden, New Jersey plant and the maintenance of financial assurances (currently $7.5 million) to guarantee the Company's performance. This Consent Order does not address any potential natural resource damage claims, which the Company does not believe will be material. In April 1993, the NJDEP issued orders which require the prevention of discharge of contaminated groundwater and stormwater from the site and the elimination of other potential exposure concerns. The Company believes, although it cannot be certain, that, taking into account its plans for development of the site, it can comply with the NJDEP order at a cost of approximately $10.6 million. Portions of this estimate have been calculated on a present value basis as discussed above.

  Purchase and Lease Commitments

        The Company had a contract with a multinational supplier to supply a substantial amount of its acetylene needs to the Texas City, Texas facility. As a result of the expiration of this contract in March 2004, the Company took the following actions. The Company reduced its acetylene requirements at the Texas City plant by 50% through shifting production of acetylene-consuming products to the Calvert City, Kentucky plant. The Company also entered into a long-term supply contract for the remaining Texas City plant requirements with a local producer. Under this contract, the Company is obligated to purchase specified quantities of acetylene through the end of 2013. Pricing under this contract is on a fixed basis with escalators related to changes in the Producer Price Index.

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

        ISP Elastomers has a 1,3 butadiene supply contract with a multi-national supplier for its requirements of butadiene via pipeline to its Port Neches, Texas facility. Under this agreement, ISP Synthetic Elastomers is required to purchase specified quantities of butadiene through the end of 2006. Pricing for butadiene under this contract varies based on the U.S. Gulf Coast Marker Price announced at the beginning of each calendar month during the term of the contract. The total unconditional purchase obligation related to this supply contract for the years 2005 and 2006 is approximately $3.8 million.

        Leases for certain equipment at the Company's mineral products plants are accounted for as capital leases and are included in "Property, plant and equipment, net," at December 31, 2004 and 2003 in the amount of $1.0 and $1.2 million, respectively. The Company entered into an operating lease in 1998 for a sale-leaseback transaction related to equipment at its Freetown, Massachusetts facility. The lease had an initial term of four years and, at the Company's option, up to three one-year renewal periods. The third and final renewal option was exercised during the first quarter of 2004. The lease provided for a substantial guaranteed payment by the Company, adjusted at the end of each renewal period, and included purchase and return options at fair market values determined at the inception of the lease. The Company had the right to exercise a purchase option with respect to the leased equipment, or the equipment could be returned to the lessor and sold to a third party. The Company exercised the purchase option in the first quarter of 2005 for a purchase price of $33.6 million.

        The Company also has operating leases for transportation, production and data processing equipment and for various buildings and offices. Rental expense on operating leases was $13.7, $12.8 and $14.3 million for 2004, 2003 and 2002, respectively. Future minimum lease payments for properties which were held under long-term noncancelable leases and future obligations under unconditional purchase contracts discussed above as of December 31, 2004 were as follows:

	Capital Leases	Operating Leases	Unconditional Purchase Obligations
	(Thousands)
2005	$278	$5,110	$7,054
2006	10	4,629	7,463
2007	10	4,014	5,627
2008	—	3,033	5,796
2009	—	2,768	5,970
Later years	—	16,581	16,471

Total minimum payments	298	$36,135	$48,381

Less interest included above	(4)

Present value of net minimum lease payments	$294

Other Matters

        In March 2005, the Company entered into a long-term supply contract with an international company for the purchase of product in the specialty chemicals business that the Company currently manufactures. As a result, the utilization of one of the Company's specialty chemicals facilities could be adversely impacted and the Company will be performing a review in the first quarter of 2005 for possible asset impairment related to this facility.

        The Company has received approval from the New Jersey Turnpike Authority for a direct access ramp extension from the New Jersey Turnpike to the Company's Linden, New Jersey property. With the planned New Jersey Turnpike access, it is likely that development alternatives such as warehousing will provide greater economic benefits than the Company's previously considered development alternative of construction of a hazardous waste treatment, storage and disposal facility at this site. See also Note 5.

        See Note 7 for information regarding additional contingencies.

INTERNATIONAL SPECIALTY HOLDINGS INC.

SUPPLEMENTARY DATA (UNAUDITED)

Quarterly Financial Data (Unaudited)

	2004 by Quarter				2003 by Quarter*
	First*	Second*	Third	Fourth	First	Second	Third	Fourth
	(Millions)
Net sales	$300.4	$302.2	$295.6	$295.4	$232.6	$229.5	$217.8	$238.7
Cost of products sold	199.1	202.0	206.2	218.6	152.6	147.2	143.7	167.1

Gross profit	$101.3	$100.2	$89.4	$76.8	$80.0	$82.3	$74.1	$71.6

Operating income	$50.4	$48.7	$39.0	$22.3	$34.7	$37.1	$31.0	$22.7

Income (loss) before income taxes and cumulative effect of change in accounting principle	$45.4	$13.3	$12.1	$22.2	$34.3	$25.4	$4.6	$(2.8)
Income tax (provision) benefit	(15.5)	(4.5)	(4.2)	(8.1)	(11.7)	(8.7)	(1.6)	1.3

Income (loss) before cumulative effect of change in accounting principle	29.9	8.8	7.9	14.1	22.6	16.7	3.0	(1.5)
Cumulative effect of change in accounting principle, net of income tax benefit	—	—	—	—	(1.0)	—	—	—

Net income (loss)	$29.9	$8.8	$7.9	$14.1	$21.6	$16.7	$3.0	$(1.5)

*
Restated—see Note 1 to consolidated financial statements.

SCHEDULE II

INTERNATIONAL SPECIALTY HOLDINGS INC.

VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31, 2004

Description	Balance January 1, 2004(a)	Charged to Costs and Expenses	Deductions		Balance December 31, 2004
	(Thousands)
Valuation and Qualifying Accounts Deducted from Assets to Which They Apply:
Allowance for doubtful accounts	$5,938	$1,717	$211	(b)	$7,444
Reserve for inventory market valuation	22,691	1,766	2,822		21,635

Year Ended December 31, 2003(a)

Description	Balance January 1, 2003	Charged to Costs and Expenses	Deductions		Balance December 31, 2003
	(Thousands)
Valuation and Qualifying Accounts Deducted from Assets to Which They Apply:
Allowance for doubtful accounts	$6,022	$307	$391	(b)	$5,938
Reserve for inventory market valuation	25,184	4,868	7,361		22,691

Year Ended December 31, 2002

Description	Balance January 1, 2002	Charged to Costs and Expenses	Deductions		Balance December 31, 2002
	(Thousands)
Valuation and Qualifying Accounts Deducted from Assets to Which They Apply:
Allowance for doubtful accounts	$5,472	$657	$107	(b)	$6,022
Reserve for inventory market valuation	28,032	2,984	5,832		25,184

Notes:

(a)
Restated—see Note 1 to consolidated financial statements.

(b)
Represents write-off of uncollectible accounts net of recoveries, and the effects of foreign currency translation.

S-1

QuickLinks

INTERNATIONAL SPECIALTY HOLDINGS INC. Form 10-K for the fiscal year ended December 31, 2004 Table of Contents
PART I
Business Segments
PART II
PART III
2000 LTI Plan—Awards in 2004
2003 ELTI Plan—Awards in 2004
Audit and Non-Audit Fees (Dollars in Thousands)
PART IV
SIGNATURES
FORM 10-K
INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS, CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
INTERNATIONAL SPECIALTY HOLDINGS INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTERNATIONAL SPECIALTY HOLDINGS INC. SELECTED FINANCIAL DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
INTERNATIONAL SPECIALTY HOLDINGS INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Thousands)
INTERNATIONAL SPECIALTY HOLDINGS INC. CONSOLIDATED BALANCE SHEETS (Dollars in Thousands, except Per Share Amounts)
INTERNATIONAL SPECIALTY HOLDINGS INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Thousands)
INTERNATIONAL SPECIALTY HOLDINGS INC. CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (Thousands)
INTERNATIONAL SPECIALTY HOLDINGS INC. SUPPLEMENTARY DATA (UNAUDITED) Quarterly Financial Data (Unaudited)
INTERNATIONAL SPECIALTY HOLDINGS INC. VALUATION AND QUALIFYING ACCOUNTS Year Ended December 31, 2004
Year Ended December 31, 2003(a)
Year Ended December 31, 2002