Form 10-Q
period 2005-04-03
INTERNATIONAL SPECIALTY HOLDINGS INC
filed 2005-05-18
CIK 1157303

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
  /X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended APRIL 3, 2005

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes / / No /X/

     As of May 17, 2005, 100 shares of the registrant's common stock (par value $.001 per share) were outstanding. There is no trading market for the common stock of the registrant. No shares of the registrant were held by non-affiliates.

                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS



                     INTERNATIONAL SPECIALTY HOLDINGS INC.

            CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                  (THOUSANDS)

                                                    FIRST QUARTER ENDED
                                                   ---------------------
                                                    APRIL 3,    APRIL 4,
                                                      2005       2004*
                                                   ---------   ---------

Net sales........................................  $ 338,752   $ 300,379
Cost of products sold............................   (220,353)   (199,487)
Selling, general and administrative..............    (54,264)    (50,455)
Other operating charges..........................    (10,532)          -
Amortization of intangible assets................       (334)        (72)
                                                   ---------   ---------
Operating income.................................     53,269      50,365
Interest expense.................................    (19,494)    (21,512)
Investment and interest income...................      7,935      18,298
Other expense, net...............................     (5,109)     (1,798)
                                                   ---------   ---------
Income before income taxes.......................     36,601      45,353
Income taxes.....................................    (12,462)    (15,437)
                                                   ---------   ---------
Net income.......................................  $  24,139   $  29,916
                                                   =========   =========


* Restated - see Note 1 to Consolidated Financial Statements.



















      The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                        April 3,    December 31,
                                                          2005          2004
                                                       ----------   -----------
ASSETS
Current Assets:
  Cash and cash equivalents..........................  $   67,641   $  338,794
  Investments in trading securities..................           -           93
  Investments in available-for-sale securities.......           -       14,466
  Short-term loan receivable from parent company.....     200,000            -
  Accounts receivable, trade, less allowance of
     $7,531 and $7,444 at April 3, 2005 and
     December 31, 2004, respectively.................     160,789      132,676
  Accounts receivable, other.........................      25,143       23,511
  Receivables from related parties...................      26,325       29,984
  Inventories........................................     250,618      208,060
  Deferred income tax assets.........................      19,411       16,186
  Prepaid expenses...................................       7,379        7,192
                                                       ----------   ----------
    Total Current Assets.............................     757,306      770,962
Property, plant and equipment, net...................     651,084      631,590
Goodwill, net of accumulated amortization of $180,486     337,704      337,794
Intangible assets, net of accumulated amortization of
  $2,593 and $2,259 at April 3, 2005 and December 31,
  2004, respectively.................................      18,343       18,677
Long-term loans receivable from parent company.......      94,834       94,834
Other assets.........................................      69,629       68,900
                                                       ----------   ----------
Total Assets.........................................  $1,928,900   $1,922,757
                                                       ==========   ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Short-term debt....................................  $       71   $    1,120
  Current maturities of long-term debt...............       4,264        4,361
  Accounts payable...................................      92,103       84,088
  Accrued liabilities................................      81,301       90,544
  Income taxes payable...............................      30,838       43,127
                                                       ----------   ----------
    Total Current Liabilities........................     208,577      223,240
                                                       ----------   ----------
Long-term debt less current maturities...............     850,775      851,760
                                                       ----------   ----------
Deferred income tax liabilities......................     135,072      129,394
                                                       ----------   ----------
Other liabilities....................................      88,781       90,619
                                                       ----------   ----------
Shareholder's Equity:
  Common stock, $.001 par value per share;
    100 shares issued and outstanding................           -            -
  Additional paid-in capital.........................     642,267      642,267
  Accumulated deficit................................      (2,716)     (26,855)
  Accumulated other comprehensive income.............       6,144       12,332
                                                       ----------   ----------
    Total Shareholder's Equity.......................     645,695      627,744
                                                       ----------   ----------
Total Liabilities and Shareholder's Equity...........  $1,928,900   $1,922,757
                                                       ==========   ==========


      The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (THOUSANDS)

                                                            FIRST QUARTER ENDED
                                                           ---------------------
                                                            APRIL 3,    APRIL 4,
                                                              2005       2004*
                                                           ---------   ---------
Cash flows from operating activities:
  Net income.............................................. $  24,139   $  29,916
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Impairment of fixed assets..........................    10,532           -
      Depreciation........................................    17,102      16,280
      Amortization of intangible assets...................       334          72
      Noncash interest charges............................       704         778
      Deferred income taxes...............................     2,967      11,736
      Net gains on securities.............................    (6,060)    (15,305)
  Increase in working capital items.......................   (67,488)    (29,969)
  Purchases of trading securities.........................         -    (191,261)
  Proceeds from sales of trading securities...............         -     292,403
  Proceeds from sale of accounts receivable...............       687       2,877
  (Increase) decrease in receivables from related parties.     3,659      (4,854)
  Other, net..............................................       839        (834)
                                                           ---------   ---------
Net cash provided by (used in) operating activities.......   (12,585)    111,839
                                                           ---------   ---------
Cash flows from investing activities:
  Capital expenditures and acquisitions...................   (74,799)    (42,802)
  Purchases of available-for-sale securities..............         -    (159,413)
  Proceeds from sales of available-for-sale securities....    19,150      41,799
                                                           ---------   ---------
Net cash used in investing activities.....................   (55,649)   (160,416)
                                                           ---------   ---------
Cash flows from financing activities:
  Increase (decrease) in short-term debt..................    (1,049)     43,861
  Proceeds from issuance of debt..........................         -      31,188
  Repayments of long-term debt............................    (1,141)     (1,026)
  Increase in loans to parent company.....................  (200,000)     (1,202)
  Decrease in loans to parent company.....................         -         711
  Debt issuance costs.....................................         -        (850)
                                                           ---------   ---------
Net cash provided by (used in) financing activities.......  (202,190)     72,682
                                                           ---------   ---------
Effect of exchange rate fluctuations on cash and
  cash equivalents........................................      (729)       (323)
                                                           ---------   ---------
Net change in cash and cash equivalents...................  (271,153)     23,782
Cash and cash equivalents, beginning of period............   338,794     157,637
                                                           ---------   ---------
Cash and cash equivalents, end of period.................. $  67,641   $ 181,419
                                                           =========   =========


* Restated - see Note 1 to Consolidated Financial Statements.




      The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

                                  (THOUSANDS)


                                                             FIRST QUARTER ENDED
                                                            --------------------
                                                             APRIL 3,   APRIL 4,
                                                               2005      2004*
                                                            ---------  ---------
Supplemental Cash Flow Information:

  Cash paid during the period for:
    Interest (net of amount capitalized).................   $ 23,982    $ 25,946
    Income taxes (including taxes paid pursuant to the
       Tax Sharing Agreement)............................     21,260       5,210

Acquisitions:
    Estimated fair market value of assets acquired.......   $ 29,239    $ 29,407
    Purchase price of acquisitions.......................     24,137      26,266
                                                            --------    --------
    Liabilities assumed..................................   $  5,102    $  3,141
                                                            ========    ========


* Restated - see Note 1 to Consolidated Financial Statements.






























      The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


     The consolidated financial statements for International Specialty Holdings Inc. (the "Company") reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company and its consolidated subsidiaries at April 3, 2005, and the results of operations and cash flows for the quarterly periods ended April 3, 2005 and April 4, 2004, each period beginning on January 1. All adjustments are of a normal recurring nature. Certain amounts in the 2004 consolidated financial statements have been reclassified to conform to the 2005 presentation. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the "2004 Form 10-K").


NOTE 1.  CAPITAL CONTRIBUTION FROM PARENT COMPANY

     Effective July 28, 2003, the Company's parent company, International Specialty Products Inc. ("ISP"), acquired, through a wholly owned limited partnership, ISP Synthetic Elastomers LP, certain assets of the synthetic rubber business of Ameripol Synpol Corporation. The synthetic elastomers business manufactures and sells emulsified styrene butadiene rubber and related products. Effective August 30, 2004, ISP contributed the synthetic elastomers business to the capital of the Company. Accordingly, the Company's consolidated financial statements include the results of the synthetic elastomers business from the date of its acquisition by ISP. The synthetic elastomers business is being reported as a separate business segment (see Note 9). The consolidated financial statements for the first quarter ended April 4, 2004 have been restated to include the results of operations of the synthetic elastomers business. For the first quarter of 2004, the synthetic elastomers business recorded sales of $33.5 million and net income of $1.1 million.


NOTE 2.  LOANS TO PARENT COMPANY

     In August 2004, the Company entered into a loan agreement with ISP pursuant to which the Company will allow ISP to borrow from time to time up to $350.0 million, with interest at the rate of 3.74% per annum on the outstanding principal balance. Commencing in 2005, payment of interest is due in arrears on the outstanding principal balance on each January 31 and July 31. This facility will terminate in August 2007, although the Company may terminate or reduce the loan commitment at any time in its sole discretion. ISP has also agreed to enter into a loan agreement as the lender with an entity controlled by Samuel J. Heyman, ISP's and the Company's Chairman, on terms substantially the same as the loan agreement between the Company and ISP. During the first quarter of 2005, the Company loaned a total of $200.0 million to ISP pursuant to this loan agreement. As the Company may call the loan at any time, and the Company intends to demand repayment of such amount within the next twelve months, the loan has been classified on the Consolidated Balance Sheet as a "Short-term loan receivable from parent company."

     In connection with ISP's going private transaction in February 2003, ISP borrowed a total of $94.0 million pursuant to five loan agreements, dated March 3, 2003, with the Company's wholly owned subsidiary, ISP Investco LLC and its

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 2.  LOANS TO PARENT COMPANY - (CONTINUED)

indirect, wholly owned subsidiary, ISP Ireland. The loans accrue interest at a fixed rate of 1.65% per annum. Three of the loans, with ISP Ireland, were for principal amounts of up to $20.0 million, $10.0 million and $5.0 million, with maturity dates of six, nine and twelve months, respectively, and could be extended beyond their maturity dates for periods of time equal to their original terms. The remaining two loans, with ISP Investco, are for amounts up to $30.0 million and $40.0 million, with maturity dates of three years and can be extended beyond the maturity dates for an equal period of time. The three loans with ISP Ireland were repaid in December 2003. ISP Investco then entered into a new loan agreement in December 2003 with ISP for an amount of up to $35.0 million. This loan has a term of 10 years and accrues interest at a fixed rate of 5.12% per annum. The balance of all such loans outstanding at each of April 3, 2005 and December 31, 2004 totaled, in the aggregate, $94.8 million.


NOTE 3.  OTHER OPERATING CHARGES

     The Company has implemented a program for the restructuring and consolidation of production capacity in the specialty chemicals business segment. In March 2005, the Company entered into a long-term supply contract with an international company for the purchase of a product in the specialty chemicals business that the Company currently manufactures. As a result, the utilization of one of the Company's domestic specialty chemicals manufacturing facilities will be adversely impacted. Accordingly, the Company performed an impairment review in the first quarter of 2005 and recorded a $10.5 million non-cash fixed asset impairment charge related to this facility. The impairment charge was determined based on a review of anticipated future cash flows related to this facility compared with the carrying value of the facility's fixed assets.

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 4.  COMPREHENSIVE INCOME

                                                         First Quarter Ended
                                                         --------------------
                                                          April 3,   April 4,
                                                            2005     2004 (1)
                                                         ---------  ---------
                                                              (Thousands)

Net income............................................   $  24,139   $ 29,916
                                                         ---------   --------
Other comprehensive income (loss), net of tax:
  Change in unrealized gains on
    available-for-sale securities:
  Unrealized holding gains (losses) arising during
    the period, net of income tax (provision)
    benefit of $(1,640) and $28.......................       3,044        560
  Less:  reclassification adjustment for gains
    (losses) included in net income, net of income
    tax (provision) benefit of $(2,154) and $344......       3,999       (624)
                                                         ---------  ---------
  Total change for the period.........................        (955)     1,184
  Foreign currency translation adjustment.............      (5,233)    (1,043)
                                                         ---------  ---------
Total other comprehensive income (loss)...............      (6,188)       141
                                                         ---------  ---------
Comprehensive income .................................   $  17,951  $  30,057
                                                         =========  =========

     Changes in the components of accumulated other comprehensive income for the first quarter ended April 3, 2005 are as follows:


                                                Unrealized         Cumulative        Additional
                                              Gains (Losses)        Foreign           Minimum         Accumulated
                                               on Available-        Currency          Pension            Other
                                                 for-Sale         Translation         Liability      Comprehensive
                                                Securities         Adjustment        Adjustment         Income
                                              --------------     ------------      ------------      -------------
                                                                         (Thousands)
  Balance, December 31, 2004...               $     955          $  19,981         $  (8,604)         $  12,332
  Change for the period........                    (955)            (5,233)                -             (6,188)
                                              ---------          ---------         ---------          ---------
  Balance, April 3, 2005.......               $       -          $  14,748         $  (8,604)         $   6,144
                                              =========          =========         =========          =========



(1) Restated - see Note 1.

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 5.  INVENTORIES

     Inventories comprise the following:

                                        April 3,      December 31,
                                          2005            2004
                                       ---------      ------------
                                              (Thousands)
     Finished goods................     $138,918        $118,870
     Work-in-process...............       43,475          34,668
     Raw materials and supplies....       68,225          54,522
                                        --------        --------
     Inventories...................     $250,618        $208,060
                                        ========        ========

     At April 3, 2005 and December 31, 2004, $89.7 and $76.7 million, respectively, of domestic inventories were valued using the LIFO method. If the FIFO inventory method had been used for these inventories, the value of inventories would have been $15.7 and $9.0 million higher at April 3, 2005 and December 31, 2004, respectively.


NOTE 6.  GOODWILL AND INTANGIBLE ASSETS

     The following schedule reconciles the changes in the carrying amount of goodwill, by business segment, for the first quarter ended April 3, 2005.


                                                 Specialty        Industrial       Synthetic         Mineral         Total
                                                 Chemicals        Chemicals        Elastomers       Products        Goodwill
                                                ----------       -----------       ----------       --------        ---------
                                                                                  (Thousands)
   Balance, December 31, 2004........           $ 286,255        $        -       $        -        $  51,539       $ 337,794
   Translation adjustment............                 (90)                -                -                -             (90)
                                                ---------        ----------       ----------        ---------       ---------
   Balance, April 3, 2005............           $ 286,165        $        -       $        -        $  51,539       $ 337,704
                                                =========        ==========       ==========        =========       =========



     The following is information as of April 3, 2005 and December 31, 2004 related to the Company's acquired intangible assets:

                                                                               April 3, 2005              December 31, 2004
                                                         Range of      ----------------------------  ----------------------------
                                                       Amortizable     Gross Carrying   Accumulated  Gross Carrying   Accumulated
                                                          Lives            Amount      Amortization      Amount      Amortization
                                                       -----------     --------------  ------------  --------------  ------------
                                                                                       (Dollars in Thousands)
  Intangible assets subject to amortization:
      Patents...............................            5-20 years      $    669        $   (184)     $    669        $   (170)
      Formulations..........................            5-10 years         2,740            (386)        2,740            (295)
      Unpatented technology.................           10-15 years         1,350            (106)        1,350             (75)
      Customer base.........................           10-15 years         2,348            (198)        2,348            (151)
      Non-compete agreements................            2- 5 years         3,419          (1,611)        3,419          (1,469)
      EPA registrations.....................               5 years           166            (108)          166             (99)
                                                                        --------        --------      --------        --------
       Total amortizable intangible assets..                              10,692          (2,593)       10,692          (2,259)
                                                                        --------        --------      --------        --------
  Intangible assets not subject
       to amortization:
      Trademarks............................                               5,596               -          5,596              -
      EPA registrations.....................                               4,648               -          4,648              -
                                                                        --------        --------      ---------       --------
       Total unamortizable intangible assets                              10,244               -         10,244              -
                                                                        --------        --------      ---------       --------

  Total intangible assets...................                            $ 20,936        $ (2,593)     $  20,936       $ (2,259)
                                                                        ========        ========      =========       ========


                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 6.  GOODWILL AND INTANGIBLE ASSETS - (CONTINUED)


        Estimated amortization expense:
        Year ending December 31,                              (Thousands)
                                                              -----------
        2005................................................   $   1,336
        2006................................................       1,336
        2007................................................       1,072
        2008................................................       1,072
        2009................................................         774


NOTE 7.  BENEFIT PLANS

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

     ISP Marl GmbH, a wholly owned German subsidiary of the Company, provides a noncontributory defined benefit retirement plan for its hourly and salaried employees (the "ISP Marl Plan"). Benefits under the ISP Marl Plan are based on average earnings over each employee's career with the Company.

     The Company's net periodic pension cost for the first quarters of 2005 and 2004 for the Hourly Retirement Plan and the ISP Marl Plan included the following components:


                                               Hourly Retirement Plan             ISP Marl Plan
                                              -----------------------        ----------------------
                                                First Quarter Ended            First Quarter Ended
                                              -----------------------        ----------------------
                                               April 3,      April 4,        April 3,      April 4,
                                                 2005          2004            2005          2004
                                              ---------     ---------        --------      --------
                                                                   (Thousands)
   Service cost.............................  $    64       $     69          $   32        $   23
   Interest cost............................      527            523              55            48
   Expected return on plan assets...........     (764)          (736)              -             -
   Amortization of actuarial losses.........      145            126               4             -
   Amortization of unrecognized prior
     service cost...........................       60             60               1             1
                                              -------       --------          ------        ------
   Net periodic pension cost................  $    32       $     42          $   92        $   72
                                              =======       ========          ======        ======




   Postretirement Medical and Life Insurance

     The Company generally does not provide postretirement medical and life insurance benefits, although it subsidizes such benefits for certain employees and certain retirees.

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 7.  BENEFIT PLANS - (CONTINUED)

     The net periodic postretirement benefit cost (income) for the first quarter of 2005 and 2004 included the following components:

                                                                  First Quarter Ended
                                                                ------------------------
                                                                April 3,        April 4,
                                                                  2005            2004
                                                                --------        --------
                                                                       (Thousands)
         Service cost..........................................  $    -         $   26
         Interest cost.........................................      70            131
         Amortization of actuarial gains.......................     (38)             -
         Amortization of unrecognized prior service cost.......     (87)           (71)
                                                                 ------         ------
         Net periodic postretirement benefit cost (income).....  $  (55)        $   86
                                                                 ======         ======



       Long-Term Incentive Plans

     The Company has two long-term incentive plans, the 2000 Long-Term
Incentive Plan and the 2003 Executive Long-Term Incentive Plan, which provide long-term compensation to executives, key management personnel and certain other employees based on ISP's "Book Value" (as defined in the plans). The value of incentive units granted under the plans is determined at the end of each fiscal quarter based on ISP's total Shareholder's Equity. The value on the date of grant is compared to the value as remeasured at the end of each quarter in order to determine compensation expense. Compensation expense related to these plans was $2.9 and $3.3 million in the first quarter of 2005 and 2004, respectively.

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 8.  BUSINESS SEGMENT INFORMATION

                                                              First Quarter Ended
                                                             ---------------------
                                                              April 3,    April 4,
                                                                2005      2004 (1)
                                                             ---------   ---------
                                                                  (Millions)
Net sales:
  Specialty Chemicals.....................................   $   186.4   $   186.2
  Industrial Chemicals....................................        58.7        48.7
  Synthetic Elastomers....................................        54.1        33.5
  Mineral Products (2)....................................        39.6        32.0
                                                             ---------   ---------
Net sales.................................................   $   338.8   $   300.4
                                                             =========   =========
Operating income:
  Specialty Chemicals (3).................................   $    34.9   $    46.2
  Industrial Chemicals....................................         7.8         0.3
  Synthetic Elastomers....................................         5.9         1.4
  Mineral Products........................................         4.6         2.4
                                                             ---------   ---------
  Total segment operating income..........................        53.2        50.3
  Unallocated corporate office............................         0.1         0.1
                                                             ---------    --------
Total operating income....................................        53.3        50.4
Interest expense, investment and interest income, and
   other expense, net.....................................       (16.7)       (5.0)
                                                             ---------   ---------
Income before income taxes................................   $    36.6   $    45.4
                                                             =========   =========


(1) Restated - see Note 1.

(2) Includes sales to Building Materials Corporation of America, an affiliate, and its subsidiaries, of $27.5 and $24.2 million for the first quarters of 2005 and 2004, respectively.

(3) Operating income for the Specialty Chemicals business segment for the first quarter of 2005 includes a $10.5 million non-cash charge for the impairment of fixed assets. See Note 3.


NOTE 9.  ACQUISITION

     In March 2005, the Company acquired a 1,4-butanediol ("BDO") production facility in Lima, Ohio, and related working capital. BDO is a key building block for many of the core specialty chemicals that the Company markets for pharmaceutical, personal care, food, beverage, coatings, oil field and other market applications. The preliminary purchase price of the acquisition has been allocated to the estimated fair value of the assets acquired pending the determination of any additional contingent consideration. This acquisition is not expected to be material to the Company's results of operations in 2005.

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 10.  NEW ACCOUNTING STANDARDS

     In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs," an amendment of Accounting Research Bulletin ("ARB") No. 43, Chapter 4, which discussed the general principles applicable to the pricing of inventory. SFAS No. 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material effect on the Company's consolidated financial statements.

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," an amendment of Accounting Principles Board Opinion No. 29. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the entity's future cash flows are expected to significantly change as a result of the exchange. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal reporting periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have an immediate effect on the Company's consolidated financial statements.

     In December 2004, the FASB issued a revised SFAS No. 123 ("SFAS 123R"), "Share-Based Payment." SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. In February 2003, ISP completed a going private transaction. As a result, stock-based compensation plans were terminated and payments were made in accordance with the terms of the merger agreement. In addition, the Company currently accounts for incentive units granted to eligible Company employees pursuant to ISP's 2000 Long-Term Incentive Plan and the 2003 Executive Long-Term Incentive Plan under the accounting prescribed by FASB Interpretation No. ("FIN") 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option and Award Plans." FIN 28 requires an entity to measure compensation as the amount by which the Book Value (as defined in the plans) of the incentive units covered by the grant exceeds the option price or value specified of such incentive units between the date of grant and the measurement date, resulting in a change in the measure of compensation for the right or award. Since compensation expense related to such incentive units is currently included in the actual Consolidated Statement of Operations, the Company does not expect SFAS 123R to have an impact on the Company's consolidated financial statements.

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 10.  NEW ACCOUNTING STANDARDS - (CONTINUED)

     In December 2004, the FASB issued FASB Staff Position ("FSP") Nos. FAS 109-1 and FAS 109-2, each as a result of the passage in October 2004 of the American Jobs Creation Act of 2004 (the "Jobs Act"). FSP No. FAS 109-1 relates to a provision in the Jobs Act that provides a tax deduction of up to nine percent (when fully phased-in) on qualified production activities. The FASB indicated in FSP No. FAS 109-1 that this deduction should be accounted for as a special deduction in accordance with SFAS No. 109, "Accounting for Income Taxes," rather than as a tax rate reduction. This FSP was effective upon issuance. The Company does not expect the adoption of this FSP to have a material effect on its 2005 consolidated financial statements.

     FSP No. FAS 109-2 relates to a provision in the Jobs Act that introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. FSP No. FAS 109-2 was effective upon issuance. This FSP will not have an impact on the Company's consolidated financial statements.

     In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations," an interpretation of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 states that an entity shall recognize the fair value of a liability for an asset retirement obligation ("ARO") in the period in which it is incurred if a reasonable estimate of fair value can be made. The term "conditional asset retirement obligation" refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 states that if an entity has sufficient information to reasonably estimate the fair value of an ARO, it must recognize a liability at the time the liability is incurred. An entity would have sufficient information to apply an expected present value and therefore an ARO would be reasonably estimable if either of the following conditions exist:
(a) the settlement date and method of settlement for the ARO have been specified by others, such as by law, regulation or contract or (b) the information is available to reasonably estimate the settlement date or the range of potential settlement dates, the method of settlement, and the probabilities associated with the potential settlement dates and methods of settlements. FIN 47 will be effective for the Company as of December 31, 2005. The Company is currently reviewing its AROs to determine the potential impact of FIN 47 on its consolidated financial statements, and, at this time, the Company does not believe that FIN 47 will have a material impact on the Company's consolidated financial statements.

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 11.  CONTINGENCIES

     For information regarding contingencies, reference is made to Note 20 to consolidated financial statements contained in the 2004 Form 10-K.

Environmental Litigation

     The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters ("Environmental Claims") under the Comprehensive Environmental Response Compensation and Liability Act, Resource Conservation and Recovery Act and similar state laws, in which recovery is sought for the cost of cleanup of contaminated sites or in which remedial obligations are imposed. A number of these Environmental Claims are in the early stages or have been dormant for protracted periods.

     While the Company cannot predict whether adverse decisions or events can occur in the future, in the opinion of the Company's management, the resolution of the Environmental Claims should not be material to the business, liquidity, results of operations, cash flows or financial position of the Company. However, adverse decisions or events, particularly as to increases in remedial costs, discovery of new contamination, assertion of natural resource damages, plans for development of the Company's Linden, New Jersey property, and the liability and the financial responsibility of the Company's insurers and of the other parties involved at each site and their insurers, could cause the Company to increase the estimate of its liability or decrease the estimate of insurance recoveries in respect of those matters. It is not currently possible to estimate the amount or range of any additional liability.

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

     On September 15, 1997, G-I Holdings received a notice from the Internal Revenue Service ("IRS") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P. (the "Surfactants Partnership"), a partnership in which G-I Holdings held an interest. On September 21, 2001, the IRS filed a proof of claim with respect to such deficiency in the G-I Holdings bankruptcy against G-I Holdings and ACI Inc., a subsidiary of G-I

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 11. CONTINGENCIES - (CONTINUED)

Holdings which also held an interest in the Surfactants Partnership and also has filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. If the proof of claim is sustained, ISP and/or certain of its subsidiaries together with G-I Holdings and several current and former subsidiaries of G-I Holdings would be severally liable for taxes and interest in the amount of approximately $297 million, computed as of April 3, 2005. On May 7, 2002, G-I Holdings, together with ACI Inc., filed an objection to the proof of claim, which objection will be heard by the United States District Court for the District of New Jersey overseeing the G-I Holdings bankruptcy. G-I Holdings has advised the Company that it believes that it will prevail in this tax matter involving the Surfactants Partnership, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position or results of operations. For additional information relating to G-I Holdings, reference is made to Notes 7 and 20 to consolidated financial statements contained in the 2004 Form 10-K.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Unless otherwise expressly indicated, "we," "us" and "our" refer to International Specialty Holdings Inc. and its consolidated subsidiaries.


CRITICAL ACCOUNTING POLICIES

     There have been no significant changes in our critical accounting policies during the first quarter of 2005. For a discussion of our critical accounting policies, reference is made to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.


RESULTS OF OPERATIONS - FIRST QUARTER 2005 COMPARED WITH
                        FIRST QUARTER 2004 (RESTATED)

     Overview

     We recorded net income of $24.1 million for the first quarter of 2005, after a non-cash, pre-tax asset impairment charge of $10.5 million (see below), compared with net income of $29.9 million in the first quarter of 2004. The decline in net income for the first quarter of 2005 was attributable to lower investment and interest income, and higher other expense, net, offset by lower interest expense and higher operating income despite the $10.5 million asset impairment charge (see "Other Operating Charges" below).

     Net Sales. Net sales by business segment for the first quarter of 2005 and 2004 were:

                                                       First Quarter Ended
                                                    --------------------------
                                                     April 3,         April 4,
                                                       2005             2004
                                                    ---------        ---------
                                                            (Millions)
            Specialty chemicals.................... $   186.4        $   186.2
            Industrial chemicals...................      58.7             48.7
            Synthetic elastomers...................      54.1             33.5
            Mineral products.......................      39.6             32.0
                                                    ---------        ---------
              Net sales............................ $   338.8        $   300.4
                                                    =========        =========

     Net sales for the first quarter of 2005 were $338.8 million compared with $300.4 million in the first quarter of 2004. The $38.4 million (13%) increase in sales resulted primarily from higher unit volumes and favorable pricing in the synthetic elastomers and mineral products segments, as well as favorable pricing in the industrial chemicals segment. The favorable impact of the weaker U.S. dollar, primarily in Europe, also benefited sales.

     Gross Margin. Our gross margin in the first quarter of 2005 was 35.0% compared with 33.6% in the first quarter of 2004. The improved margin was mainly attributable to favorable pricing in the synthetic elastomers, industrial chemicals and mineral products business segments, as well as the favorable impact of higher unit volumes and the weaker U.S. dollar, partially offset by higher material and manufacturing costs.

     Selling, General and Administrative. Selling, general and administrative expenses increased 7.5% in the first quarter of 2005 to $54.3 million from $50.5 million in the first quarter of 2004, however, as a percent of sales, decreased to 16.0% from 16.8% in the first quarter of 2004. The increase in selling, general and administrative expenses in the first quarter of 2005 was due primarily to higher selling and distribution costs as a result of the higher sales levels.

     Other Operating Charges. Other operating charges of $10.5 million in the first quarter of 2005 represented a non-cash fixed asset impairment charge related to our program for the restructuring and consolidation of production capacity in the specialty chemicals business segment. In March 2005, we entered into a long-term supply contract with an international company for the purchase of a product in the specialty chemicals business that we currently manufacture. As a result, the utilization of one of our domestic specialty chemicals manufacturing facilities will be adversely impacted. Accordingly, we performed an impairment review in the first quarter of 2005 and recorded a $10.5 million non-cash fixed asset impairment charge related to this facility. The impairment charge was determined based on a review of anticipated future cash flows related to this facility compared with the carrying value of the facility's fixed assets.

     Operating Income. Operating income by business segment for the first quarter of 2005 and 2004 was:

                                                       First Quarter Ended
                                                    --------------------------
                                                     April 3,         April 4,
                                                       2005             2004
                                                    ---------        ---------
                                                            (Millions)
            Specialty chemicals.................... $    34.9        $    46.2
            Industrial chemicals...................       7.8              0.3
            Synthetic Elastomers...................       5.9              1.4
            Mineral products.......................       4.6              2.4
                                                    ---------        ---------
              Total segment operating income.......      53.2             50.3
            Unallocated corporate office items.....       0.1              0.1
                                                    ---------        ---------
              Operating income..................... $    53.3        $    50.4
                                                    =========        =========

     Operating income for the first quarter of 2005 was $53.3 million compared with $50.4 million in the first quarter of 2003. Excluding the $10.5 million non-cash asset impairment charge discussed above, operating income increased 27% to $63.8 million (see "Non-GAAP Financial Measures" below).

     The specialty chemicals segment recorded operating income of $34.9 million in the first quarter of 2005. Excluding the aforementioned non-cash asset impairment charge of $10.5 million, operating income for the segment was $45.4 million compared with $46.2 million in the first quarter of 2004. The lower operating income was primarily attributable to unfavorable results in the performance chemicals and fine chemicals product lines, offset by favorable performance for the personal care product line.

     The industrial chemicals segment recorded operating income of $7.8 million in the first quarter of 2005 compared with $0.3 million in the first quarter of 2004. The improved results were attributable to favorable pricing, partially offset by higher material costs.

     The synthetic elastomers segment recorded operating income of $5.9 million in the first quarter of 2005 compared with $1.4 million in the first quarter of 2004. The improved results were due to favorable pricing and the impact of higher unit volumes, partially offset by higher material and manufacturing costs and increased operating expenses.

     Operating income for the mineral products segment was $4.6 million in the first quarter of 2005 compared with $2.4 million in the first quarter of 2004. The improvement in operating income from the first quarter of 2004 was resulted from favorable pricing and the impact of higher unit volumes, partially offset by increased material and manufacturing costs.

     Interest Expense. Interest expense for the first quarter of 2005 was $19.5 million compared with $21.5 million in the same period in 2004. The $2 million (9%) lower interest expense was attributable to lower average borrowings ($1.8 million impact).

     Investment and Interest Income. Investment and interest income in the first quarter of 2005 was $7.9 million compared with $18.3 million in the first quarter of 2004. During the first quarter of 2005, we loaned $200.0 million to our parent company, International Specialty Products Inc., which we refer to as "ISP," pursuant to a loan agreement (see "Liquidity and Financial Condition" below and Note 2 to consolidated financial statements). Interest on the loan is at a rate of 3.74% per annum on the outstanding principal balance and is included in investment and interest income in the first quarter of 2005. Also, in August 2004, we changed our investment strategy to invest our available cash in stable value investments that, although no assurances can be made, we believe will preserve principal and not experience significant moves in volatility. As a result of the above factors, we anticipate that our investment and interest income in 2005 will be lower than historical experience.

     Other Expense, Net. Other expense, net, comprises foreign exchange gains and losses resulting from the revaluation of foreign currency-denominated accounts receivable and payable as a result of changes in exchange rates, and other nonoperating items of expense. Other expense, net, was $5.1 million in the first quarter of 2005 compared with $1.8 million in the first quarter of 2004. The higher expense in the first quarter of 2005 was due primarily to unfavorable foreign exchange.

     Income Taxes. In the first quarter of 2005, we recorded a provision for income taxes of $12.5 million. Our effective tax rate for the first quarter of both 2005 and 2004 was 34.0%.


Business Segment Review

     A discussion of operating results for each of our business segments follows. We operate our business through four reportable business segments: specialty chemicals; industrial chemicals; synthetic elastomers; and mineral products. The operating income for the first quarter of 2005 for the specialty chemicals business segment discussed below is adjusted for the non-GAAP financial measures in the table below.

   Non-GAAP Financial Measures

     The business segment review below and the discussion of operating income above contain information regarding non-GAAP financial measures contained within the meaning of Item 10 of Regulation S-K promulgated by the Securities and Exchange Commission. As used herein, "GAAP" refers to U.S. generally accepted accounting principles. We use non-GAAP financial measures to eliminate the effect of certain other operating gains and charges on reported operating income. Management believes that these financial measures are useful to bondholders and financial institutions because such measures exclude transactions that are unusual due to their nature or infrequency and therefore allow bondholders and financial institutions to more readily compare our company's performance from period to period. Management uses this information in monitoring and evaluating our company's performance and the performance of individual business segments. The non-GAAP financial measures included herein have been reconciled to the most directly comparable GAAP financial measure as is required under Item 10 of Regulation S-K regarding the use of such financial measures. These non-GAAP financial measures should be considered in addition to, and not as a substitute, or superior to, operating income or other measures of financial performance in accordance with GAAP.

                                                           First Quarter Ended
                                                          ---------------------
                                                           April 3,    April 4,
                                                             2005        2004
                                                          ---------   ---------
                                                               (Millions)
Reconciliation of non-GAAP financial measures:

Operating income per GAAP...............................  $    53.3   $    50.4
Non-GAAP adjustments:
     Add: Other operating charges(1)....................       10.5           -
                                                          ---------   ---------
Operating income as adjusted............................  $    63.8   $    50.4
                                                          =========   =========
Supplemental Business Segment Information:

Operating income:
     Operating Income per GAAP - Specialty Chemicals....  $    34.9   $    46.2
     Non-GAAP adjustments (1)...........................       10.5           -
                                                          ---------   ---------
     Operating Income - Specialty Chemicals as adjusted.  $    45.4   $    46.2
                                                          =========   =========

     Operating Income per GAAP - Industrial Chemicals...  $     7.8   $     0.3
     Non-GAAP adjustments (1)...........................          -           -
                                                          ---------   ---------
     Operating Income - Industrial Chemicals as adjusted  $     7.8   $     0.3
                                                          =========   =========

     Operating Income per GAAP - Synthetic Elastomers...  $     5.9   $     1.4
     Non-GAAP adjustments (1)...........................          -           -
                                                          ---------   ---------
     Operating Income - Synthetic Elastomers as adjusted  $     5.9   $     1.4
                                                          =========   =========

     Operating Income per GAAP - Mineral Products.......  $     4.6   $     2.4
     Non-GAAP adjustments (1)...........................          -           -
                                                          ---------   ---------
     Operating Income - Mineral Products as adjusted....  $     4.6   $     2.4
                                                          =========   =========

     Total segment operating income as adjusted.........  $    63.7   $    50.3
     Unallocated corporate office per GAAP..............        0.1         0.1
                                                          ---------   ---------
     Operating income as adjusted.......................  $    63.8   $    50.4
                                                          =========   =========

  (1) Non-GAAP adjustments in the first quarter of 2005 represent a $10.5 million non-cash other operating charge for the impairment of fixed assets at one of our domestic manufacturing facilities related to a program for the restructuring and consolidation of production capacity in the specialty chemicals segment. See "Other Operating Charges" above.


Specialty Chemicals

     Sales in the first quarter of 2005 were $186.4 million compared with $186.2 million for the same period in 2004. The slight increase in sales was primarily attributable to the favorable impact of the weaker U.S. dollar ($3.3 million) and, to a lesser extent, favorable pricing, offset by unfavorable unit volumes ($3.7 million). Higher sales in the personal care, food and pharmaceutical product lines were offset by lower unit volumes in the performance chemicals and fine chemicals product lines.

     Operating income for the specialty chemicals segment was $34.9 million for the first quarter of 2005. Excluding the aforementioned $10.5 million non-cash asset impairment charge, operating income for the segment was $45.4 million compared with $46.2 million in the first quarter of 2004. The lower operating income was primarily attributable to higher material costs ($3.1 million impact) and the impact of lower unit volumes ($0.9 million), partially offset by the favorable impact of the weaker U.S. dollar ($2.1 million).

Industrial Chemicals

     Sales in the first quarter of 2005 were $58.7 million compared with $48.7 million in the first quarter of 2004. The 21% increase in sales was primarily attributable to favorable pricing and, to a lesser extent, the favorable effect of the weaker U.S. dollar, partially offset by lower unit volumes.

     The industrial chemicals segment recorded operating income of $7.8 million in the first quarter of 2005 compared with income of $0.3 million in the first quarter of 2004. The higher operating income was attributable to favorable pricing ($9.8 million) and manufacturing efficiencies ($2.2 million), partially offset by higher material costs ($4.4 million).

Synthetic Elastomers

     Sales for the synthetic elastomers segment were $54.1 million in the first quarter of 2005 compared with $33.5 million in the same period in 2004. The increased sales were due to favorable pricing ($15.8 million) and higher unit volumes ($4.8 million).

     Operating income for synthetic elastomers was $5.9 million in the first quarter of 2005, an increase of $4.5 million from the $1.4 million recorded in the first quarter of 2004. The improvement was primarily attributable to the aforementioned favorable pricing, partially offset by higher material and manufacturing costs and increased operating expenses (totaling $11.7 million).

Mineral Products

     Sales for the Mineral Products segment for the first quarter of 2005 were $39.6 million compared with $32.0 million for the first quarter of 2004. The 24% increase was due to higher unit volumes ($5.2 million), as a result of an increased customer base along with industry-wide growth, and also favorable pricing ($2.4 million).

     Operating income for the mineral products segment was $4.6 million in the first quarter of 2005 compared with $2.4 million in the same period in 2004. The improved operating income was attributable to favorable pricing ($2.4 million) and the favorable impact of higher unit volumes ($2.0 million), partially offset by higher material and manufacturing costs and increased selling and distribution expenses (totaling $2.2 million).

LIQUIDITY AND FINANCIAL CONDITION

   Cash Flows and Cash Position

     During the first quarter of 2005, our net cash outflow before financing activities was $68.2 million, including $12.6 million used in operations and the reinvestment of $74.8 million for capital programs and an acquisition, partially offset by $19.2 million of cash proceeds from sales of available-for-sale securities.

     Operating Activities. Net cash used in operating activities totaled $12.6 million for the first quarter of 2005, compared with cash generated from operating activities of $111.8 million during the first quarter of 2004. The variation in cash flows from operating activities was mainly attributable to activity in the first quarter of 2004 related to net sales of trading securities for our investment portfolio. Cash used in operations for the first quarter of 2005 included a cash investment of $67.5 million in additional working capital, including a $22.0 million increase in receivables as a result of higher sales, a $22.7 million increase in inventories to support our sales growth and a $22.5 million net decrease in payables and accrued liabilities, mainly due to payments of accrued interest.

     Investing Activities. Net cash used in investing activities in the first quarter of 2005 totaled $55.6 million, primarily attributable to $74.8 million of cash used for capital expenditures and an acquisition, partially offset by $19.2 million of proceeds from the sale of available-for-sale securities.

     Capital expenditures in the first quarter of 2005 included $33.6 million for the purchase of equipment at our Freetown, Massachusetts facility. We entered into an operating lease in 1998 for an equipment sale-leaseback transaction related to this equipment. The lease had an initial term of four years and, at our option, up to three one-year renewal periods. The lease provided for a substantial guaranteed payment by us, adjusted at the end of each renewal period, and included purchase and return options at fair market values determined at the inception of the lease. We had the right to exercise a purchase option with respect to the leased equipment, or the equipment could be returned to the lessor and sold to a third party. We exercised the purchase option in the first quarter of 2005 for a purchase price of $33.6 million.

     In March 2005, we announced an expansion program to increase the capacity of our Port Neches, Texas elastomers plant. The capital expansion will increase the plant's capacity from 400 million pounds to 750 million pounds within two years. Our total capital expenditures for the year 2005 are expected to be approximately $140 million, including approximately $20 million related to the elastomers plant expansion.

     In March 2005, we acquired a 1,4-butanediol ("BDO") production facility in Lima, Ohio, and related working capital. BDO is a key building block for many of the core specialty chemicals that we market for pharmaceutical, personal care, food, beverage, coatings, oil field and other market applications. The preliminary purchase price of the acquisition has been allocated to the estimated fair value of the assets acquired pending the determination of any additional contingent consideration. This acquisition is not expected to be material to our results of operations in 2005.

     Our unrestricted subsidiaries had net sales of $54.1 million, operating income of $5.9 million, investment and interest income of $7.9 million and net income of $8.5 million in the first quarter of 2005. In the first quarter of 2004, our unrestricted subsidiaries had net sales of $33.5 million, operating income of $1.4 million, investment and interest income of $18.3 million and net income of $11.6 million. As of April 3, 2005, unrestricted subsidiaries had net assets of $403.0 million, while at April 4, 2004, unrestricted subsidiaries had net assets of $392.0 million.

     Financing Activities. Net cash used in financing activities in the first quarter of 2005 totaled $202.2 million, principally a $200.0 million loan to our parent company, International Specialty Products Inc., which we refer to as "ISP." In August 2004, we entered into a loan agreement with ISP pursuant to which we will allow ISP to borrow from time to time up to $350.0 million, with interest at the rate of 3.74% per annum on the outstanding principal balance. Commencing in 2005, payment of interest is due in arrears on the outstanding principal balance on each January 31 and July 31. This facility will terminate in August 2007, although we may terminate or reduce the loan at any time in our sole discretion. As we may call the loan at any time, and we intend to demand repayment of such amount within the next twelve months, the loan has been classified on the Consolidated Balance Sheet as a short-term loan receivable from parent company. ISP has also agreed to enter into a loan agreement as the lender with an entity controlled by Samuel J. Heyman, ISP's and our Chairman, on terms substantially the same as the loan agreement between us and ISP.

     As a result of the foregoing factors, cash and cash equivalents decreased by $271.2 million during the first quarter of 2005 to $67.6 million.

   Current Maturities of Long-Term Debt

     As of April 3, 2005, our current maturities of long-term debt, scheduled to be repaid during the twelve month period ended March 2006, totaled $4.3 million, including $2.5 million related to the term loan under our senior credit facilities.

   Contingencies

     See Note 11 to consolidated financial statements for information regarding contingencies.

   Contractual Obligations

     We have an acetylene supply contract for our requirements of acetylene delivery via pipeline to our Calvert City facility. The current term of this contract expires December 31, 2009 and allows us, at our sole option, to extend the agreement for two additional terms of five years each. We are required by the contract to pay a monthly non-cancelable facility fee. Pricing under the contract is on a fixed basis with escalators related to changes in the Producer Price Index.

     In 2004, we entered into a long-term requirements contract for acetylene at our Texas City facility. Under this contract, we are obligated to purchase specified quantities of acetylene through the end of 2013. Pricing under this contract is on a fixed basis with escalators related to changes in actual costs and changes in the Producer Price Index.

     The annual unconditional purchase obligation related to the long-term acetylene supply contract at the Texas City plant, together with the non-cancelable facility fee associated with the acetylene contract for the Calvert City plant is $5.1 million.

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

     In March 2005, we entered into a long-term contract with an international company for us to purchase 100% of our global requirements of a product in the specialty chemicals business that we currently manufacture. Subject to limited conditions and commencing no later than April 2006, for a period of five years our annual purchase obligation related to this long-term supply contract will be approximately $6.5 million. In the event that we do not meet the annual purchase obligation, we must pay a penalty equal to 30% of the price of the volume shortfall.

     As previously discussed, in March 2005, we acquired a BDO production facility in Lima, Ohio. As part of this acquisition, we assumed responsibility for a long-term supply agreement for the purchase of 100% of our hydrogen gas requirements from a supplier located within the same complex as our BDO production facility. The supply agreement was originally entered into in 1999 and has a term of 15 years from March 2000. We are required to pay a minimum monthly charge (currently $3.1 million on an annualized basis), which increases at the rate of 3.5% per year for the remainder of the agreement.

   New Accounting Standards

     In November 2004, the Financial Accounting Standards Board, which we refer to as "FASB," issued Statement of Financial Accounting Standards, which we refer to as SFAS, No. 151, "Inventory Costs," an amendment of Accounting Research Bulletin, which we refer to as "ARB," No. 43, Chapter 4, which discussed the general principles applicable to the pricing of inventory. SFAS No. 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 to have a material effect on our consolidated financial statements.

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," an amendment of Accounting Principles Board Opinion No. 29. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the entity's future cash flows are expected to significantly change as a result of the exchange. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal reporting periods beginning after June 15, 2005. We do not expect the adoption of SFAS No. 153 to have an immediate effect on our consolidated financial statements.

     In December 2004, the FASB issued a revised SFAS No. 123, which we refer to as "SFAS 123R," "Share-Based Payment." SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. In February 2003, ISP completed a going private transaction. As a result, stock-based compensation plans were terminated and payments were made in accordance with the terms of the merger agreement. In addition, we currently account for incentive units granted to our eligible employees pursuant to ISP's 2000 Long-Term Incentive Plan and 2003 Executive Long-Term Incentive Plan under the accounting prescribed by FASB Interpretation No., which we refer to as "FIN" 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option and Award Plans." FIN 28 requires an entity to measure compensation as the amount by which the Book Value (as defined in the plans) of the incentive units covered by the grant exceeds the option price or value specified of such incentive units between the date of grant and the measurement date, resulting in a change in the measure of compensation for the right or award. Since compensation expense related to such incentive units is currently included in our actual Consolidated Statements of Operations, we do not expect SFAS 123R to have an impact on our consolidated financial statements.

     In December 2004, the FASB issued FSP Nos. FAS 109-1 and FAS 109-2, each as a result of the passage in October 2004 of the American Jobs Creation Act of 2004, which we refer to as the "Jobs Act." FSP No. FAS 109-1 relates to a provision in the Jobs Act that provides a tax deduction of up to nine percent (when fully phased-in) on qualified production activities. The FASB indicated in FSP No. FAS 109-1 that this deduction should be accounted for as a special deduction in accordance with SFAS No. 109, "Accounting for Income Taxes," rather than as a tax rate reduction. This FSP was effective upon issuance. We do not expect the adoption of this FSP to have a material effect on our 2005 consolidated financial statements.

     FSP No. FAS 109-2 relates to a provision in the Jobs Act that introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. FSP No. FAS 109-2 was effective upon issuance. This FSP will not have an impact on our consolidated financial statements.

     In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations," an interpretation of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 states that an entity shall recognize the fair value of a liability for an asset retirement obligation ("ARO") in the period in which it is incurred if a reasonable estimate of fair value can be made. The term "conditional asset retirement obligation" refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 states that if an entity has sufficient information to reasonably estimate the fair value of an ARO, it must recognize a liability at the time the liability is incurred. An entity would have sufficient information to apply an expected present value and therefore an

ARO would be reasonably estimable if either of the following conditions exist:
(a) the settlement date and method of settlement for the ARO have been specified by others, such as by law, regulation or contract or (b) the information is available to reasonably estimate the settlement date or the range of potential settlement dates, the method of settlement, and the probabilities associated with the potential settlement dates and methods of settlements. FIN 47 will be effective for the Company as of December 31, 2005. We are currently reviewing our AROs to determine the potential impact of FIN 47 on our consolidated financial statements, and, at this time, we do not believe that FIN 47 will have a material impact on our consolidated financial statements.


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

               ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                              ABOUT MARKET RISK

     Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 for a discussion of "Market-Sensitive Instruments and Risk Management." At December 31, 2004 and April 3, 2005, there were no equity-related financial instruments employed by us to reduce market risk. During 2003, we entered into interest rate swaps with a notional value of $23.0 million in order to economically hedge interest rate risk associated with investments in securities for which the market value correlates with interest rate changes. The interest rate swaps were marked-to-market each month, with unrealized gains and losses included in the results of operations. The notional value of interest rate swaps outstanding at December 31, 2004 was $9.0 million. At December 31, 2004, the unrealized gains related to the interest rate swaps was $93,000. At April 3, 2005, there were no interest rate swaps outstanding.



                        ITEM 4. CONTROLS AND PROCEDURES

     Disclosure Controls and Procedures: Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports filed, furnished or submitted under the Exchange Act.

     Internal Control Over Financial Reporting: There were no significant changes in our internal control over financial reporting identified in management's evaluation during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


                             INTERNATIONAL SPECIALTY HOLDINGS INC.




DATE:  May 17, 2005            BY:  /s/Salvatore J. Guccione
       ------------                 ------------------------

                                    Salvatore J. Guccione
                                    Senior Vice President and
                                      Chief Financial Officer
                                    (Principal Financial Officer)


DATE:  May 17, 2005            BY:  /s/Kenneth M. McHugh
       ------------                 --------------------

                                    Kenneth M. McHugh
                                    Vice President and Controller
                                    (Principal Accounting Officer)