Form 10-Q
period 2005-07-03
INTERNATIONAL SPECIALTY HOLDINGS INC
filed 2005-08-17
CIK 1157303

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
  /X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JULY 3, 2005

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

     As of August 17, 2005, 100 shares of the registrant's common stock (par value $.001 per share) were outstanding. There is no trading market for the common stock of the registrant. No shares of the registrant are held by non-affiliates.

                        PART I - FINANCIAL INFORMATION
                        ITEM 1 - FINANCIAL STATEMENTS



                     INTERNATIONAL SPECIALTY HOLDINGS INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                  (THOUSANDS)


                                      SECOND QUARTER ENDED        SIX MONTHS ENDED
                                      ---------------------     ---------------------
                                        JULY 3,    JULY 4,        JULY 3,    JULY 4,
                                         2005       2004*          2005       2004*
                                      ---------   ---------     ---------   ---------
Net sales............................ $ 338,445   $ 302,232     $ 677,197   $ 602,611
Cost of products sold................  (237,868)   (202,446)     (458,221)   (401,933)
Selling, general and administrative..   (55,147)    (50,754)     (109,411)   (101,209)
Other operating charges..............         -           -       (10,532)          -
Amortization of intangible assets....      (334)       (367)         (668)       (439)
                                      ---------   ---------     ---------   ---------
Operating income.....................    45,096      48,665        98,365      99,030
Interest expense.....................   (19,743)    (20,330)      (39,237)    (41,842)
Investment and interest income
  (loss), net........................     2,338     (12,074)       10,273       6,224
Other expense, net...................    (5,155)     (2,887)      (10,264)     (4,685)
                                      ---------   ---------     ---------   ---------
Income before income taxes...........    22,536      13,374        59,137      58,727
Income taxes.........................    (7,677)     (4,554)      (20,139)    (19,991)
                                      ---------   ---------     ---------   ---------
Net income........................... $  14,859   $   8,820     $  38,998   $  38,736
                                      =========   =========     =========   =========


* Restated - see Note 1 to Consolidated Financial Statements.




















      The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                         JULY 3,    DECEMBER 31,
                                                          2005          2004
                                                       ----------   -----------
ASSETS
Current Assets:
  Cash and cash equivalents..........................  $   40,779   $  338,794
  Investments in trading securities..................           -           93
  Investments in available-for-sale securities.......           -       14,466
  Short-term loan receivable from parent company.....     200,000            -
  Accounts receivable, trade, less allowance of
     $8,388 and $7,444 at July 3, 2005 and
     December 31, 2004, respectively.................     156,284      132,676
  Accounts receivable, other.........................      31,001       23,511
  Receivables from related parties...................      29,024       29,984
  Inventories........................................     253,205      208,060
  Deferred income tax assets.........................      21,326       16,186
  Prepaid expenses...................................       8,199        7,192
                                                       ----------   ----------
    Total Current Assets.............................     739,818      770,962
Property, plant and equipment, net...................     656,619      631,590
Goodwill, net of accumulated amortization of $180,486     339,775      337,794
Intangible assets, net of accumulated amortization of
  $2,927 and $2,259 at July 3, 2005 and December 31,
  2004, respectively.................................      18,009       18,677
Long-term loans receivable from parent company.......      94,834       94,834
Other assets.........................................      80,336       68,900
                                                       ----------   ----------
Total Assets.........................................  $1,929,391   $1,922,757
                                                       ==========   ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Short-term debt....................................  $       72   $    1,120
  Current maturities of long-term debt...............       4,373        4,361
  Accounts payable...................................      93,190       84,088
  Accrued liabilities................................      70,795       90,544
  Income taxes payable...............................      28,773       43,127
                                                       ----------   ----------
    Total Current Liabilities........................     197,203      223,240
                                                       ----------   ----------
Long-term debt less current maturities...............     852,815      851,760
                                                       ----------   ----------
Deferred income tax liabilities......................     132,749      129,394
                                                       ----------   ----------
Other liabilities....................................      90,801       90,619
                                                       ----------   ----------
Shareholder's Equity:
  Common stock, $.001 par value per share;
    100 shares issued and outstanding................           -            -
  Additional paid-in capital.........................     643,957      642,267
  Retained earnings (accumulated deficit)............      10,453      (26,855)
  Accumulated other comprehensive income.............       1,413       12,332
                                                       ----------   ----------
    Total Shareholder's Equity.......................     655,823      627,744
                                                       ----------   ----------
Total Liabilities and Shareholder's Equity...........  $1,929,391   $1,922,757
                                                       ==========   ==========

      The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (THOUSANDS)

                                                                SIX MONTHS ENDED
                                                               -------------------
                                                                July 3,    July 4,
                                                                 2005       2004*
                                                               --------  ---------
Cash flows from operating activities:
  Net income.................................................  $ 38,998  $  38,736
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Impairment of fixed assets.............................    10,532          -
      Depreciation...........................................    35,843     32,902
      Amortization of intangible assets......................       668        439
      Noncash interest charges...............................     1,409      1,481
      Deferred income taxes..................................    (1,272)    12,797
      Net gains on securities................................    (6,060)    (1,197)
  Increase in working capital items..........................   (96,147)   (51,906)
  Purchases of trading securities............................         -   (387,712)
  Proceeds from sales of trading securities..................         -    467,456
  Proceeds from sale of accounts receivable..................     6,242      4,074
  (Increase) decrease in receivables from related parties....       960     (4,121)
  Other, net.................................................     1,068         66
                                                               --------  ---------
Net cash provided by (used in) operating activities..........    (7,759)   113,015
                                                               --------  ---------
Cash flows from investing activities:
  Capital expenditures and acquisitions......................  (108,099)   (64,073)
  Purchases of available-for-sale securities.................         -   (312,610)
  Proceeds from sales of available-for-sale securities.......    19,150     62,460
                                                               --------  ---------
Net cash used in investing activities........................   (88,949)  (314,223)
                                                               --------  ---------
Cash flows from financing activities:
  Net increase (decrease) in short-term debt.................    (1,048)    32,001
  Proceeds from issuance of debt.............................         -     31,188
  Increase in borrowings under revolving credit facilities...     2,650     18,163
  Repayments of long-term debt...............................    (1,676)    (2,143)
  Increase in loans to parent company........................  (200,000)    (1,730)
  Decrease in loans to parent company........................         -      1,551
  Debt issuance costs........................................         -     (2,123)
  Dividend to parent company.................................   (25,000)         -
  Capital contribution from parent company...................    25,000          -
                                                               --------  ---------
Net cash provided by (used in) financing activities..........  (200,074)    76,907
                                                               --------  ---------
Effect of exchange rate fluctuations on cash and
  cash equivalents...........................................    (1,233)      (359)
                                                               --------  ---------
Net change in cash and cash equivalents......................  (298,015)  (124,660)
Cash and cash equivalents, beginning of period...............   338,794    157,637
                                                               --------  ---------
Cash and cash equivalents, end of period.....................  $ 40,779  $  32,977
                                                               ========  =========

* Restated - see Note 1 to Consolidated Financial Statements.

      The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

                                  (THOUSANDS)


                                                              SIX MONTHS ENDED
                                                            --------------------
                                                              JULY 3,    JULY 4,
                                                               2005       2004*
                                                            ---------  ---------

Supplemental Cash Flow Information:

  Cash paid during the period for:
    Interest (net of amount capitalized).................   $ 58,266    $ 59,210
    Income taxes (including taxes paid pursuant to the
       Tax Sharing Agreement)............................     34,936       9,866

  Acquisitions:
    Estimated fair market value of assets acquired.......   $ 29,578    $ 30,425
    Purchase price of acquisitions.......................     28,861      27,284
                                                            --------    --------
    Liabilities assumed..................................   $    717    $  3,141
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

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


     The consolidated financial statements for International Specialty Holdings Inc. (the "Company") reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company and its consolidated subsidiaries at July 3, 2005, and the results of operations and cash flows for the three- and six-month periods ended July 3, 2005 and July 4, 2004. All adjustments are of a normal recurring nature. Certain amounts in the 2004 consolidated financial statements have been reclassified to conform to the 2005 presentation. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission on March 31, 2005 (the "2004 Form 10-K").


NOTE 1.  CONTRIBUTION OF SYNTHETIC ELASTOMERS BUSINESS FROM PARENT COMPANY

     Effective July 28, 2003, the Company's parent company, International Specialty Products Inc. ("ISP"), acquired, through a wholly-owned limited partnership, ISP Synthetic Elastomers LP, certain assets of the synthetic rubber business of Ameripol Synpol Corporation. The synthetic elastomers business manufactures and sells emulsified styrene butadiene rubber and related products. Effective August 30, 2004, ISP contributed the synthetic elastomers business to the capital of the Company. Accordingly, the Company's consolidated financial statements include the results of the synthetic elastomers business from the date of its acquisition by ISP. The synthetic elastomers business is being reported as a separate business segment (see Note 10). The consolidated financial statements for the second quarter and six months ended July 4, 2004 have been restated to include the results of operations of the synthetic elastomers business. For the second quarter and first six months of 2004, the synthetic elastomers business recorded sales of $40.5 million and $74.0 million, respectively, and net income of $1.9 million and $3.0 million, respectively.


NOTE 2.  LOANS TO PARENT COMPANY

     In August 2004, the Company entered into a loan agreement with ISP pursuant to which the Company will allow ISP to borrow from time to time up to $350.0 million, with interest at the rate of 3.74% per annum on the outstanding principal balance. Commencing in 2005, payment of interest is due in arrears on the outstanding principal balance on each January 31 and July 31. This facility will terminate in August 2007, although the Company may terminate or reduce the loan commitment at any time in its sole discretion. ISP has also agreed to enter into a loan agreement as the lender with an entity controlled by Samuel J. Heyman, ISP's and the Company's Chairman, on terms substantially the same as the loan agreement between the Company and ISP. Mr. Heyman is deemed to beneficially own (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) 100% of ISP's common stock. During the first six months of 2005, the Company loaned a total of $200.0 million to ISP pursuant to this loan agreement. As the Company may call the loan at any time, and the Company intends to demand repayment of such amount within the next twelve months, the loan has been classified on the Consolidated Balance Sheet as a "Short-term loan receivable from parent company."

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 2.  LOANS TO PARENT COMPANY - (CONTINUED)

     In connection with ISP's going private transaction in February 2003, ISP borrowed a total of $94.0 million pursuant to five loan agreements, dated March 3, 2003, with the Company's wholly-owned subsidiary, ISP Investco LLC and its indirect, wholly-owned subsidiary, ISP Ireland. The loans accrue interest at a fixed rate of 1.65% per annum. Three of the loans, with ISP Ireland, were for principal amounts of up to $20.0 million, $10.0 million and $5.0 million, with maturity dates of six, nine and twelve months, respectively, and could be extended beyond their maturity dates for periods of time equal to their original terms. The remaining two loans, with ISP Investco LLC, are for amounts up to $30.0 million and $40.0 million, with maturity dates of three years and can be extended beyond the maturity dates for an equal period of time. The three loans with ISP Ireland were repaid in December 2003. ISP Investco LLC then entered into a new loan agreement in December 2003 with ISP for an amount of up to $35.0 million. This loan has a term of 10 years and accrues interest at a fixed rate of 5.12% per annum. The balance of all such loans outstanding at each of July 3, 2005 and December 31, 2004 totaled, in the aggregate, $94.8 million.

     Interest income on the outstanding loans to ISP discussed above was $2.5 million and $0.7 million for the second quarter of 2005 and 2004, respectively, and $4.7 million and $1.3 million for the first six months of 2005 and 2004, respectively.


NOTE 3.  DIVIDEND TO PARENT COMPANY; CAPITAL CONTRIBUTION FROM PARENT COMPANY

     In the second quarter of 2005, the Company paid a cash dividend of $25.0 million to ISP. The dividend was accounted for as a charge to retained earnings of $1.7 million and a charge to additional paid-in capital of $23.3 million. Also, in the second quarter of 2005, the Company received a capital contribution of $25.0 million from ISP.


NOTE 4.  OTHER OPERATING CHARGES

     The Company has implemented a program for the restructuring and consolidation of production capacity in the foods product line within the specialty chemicals business segment. In March 2005, the Company entered into a long-term supply contract with an international company for the purchase of a product in the specialty chemicals business that the Company currently manufactures at its San Diego, California alginates plant. Accordingly, the Company performed an impairment review in the first quarter of 2005 and recorded a $10.5 million non-cash fixed asset impairment charge related to the San Diego facility. The impairment charge was determined based on a review of anticipated future cash flows related to this facility compared with the carrying value of the facility's fixed assets.

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 5.  COMPREHENSIVE INCOME

                                                Second Quarter Ended    Six Months Ended
                                                --------------------  ---------------------
                                                 July 3,    July 4,    July 3,     July 4,
                                                  2005       2004*      2005        2004*
                                                --------   --------   ---------   ---------
                                                                (Thousands)
Net income...................................   $ 14,859   $  8,820   $  38,998   $  38,736
                                                --------   --------   ---------   ---------
Other comprehensive income (loss), net of tax:
  Change in unrealized gains (losses) on
    available-for-sale securities:
    Unrealized holding gains arising
      during the period, net of income tax
      provision of $0, $(1,530), $(1,640)
      and $(1,502), respectively..............         -      1,875       3,044       2,435
    Less: reclassification adjustment for
      gains (losses) included in net income,
      net of income tax (provision) benefit of
      $0, $(1,225), $(2,154) and $1,569,
      respectively............................         -     (4,598)      3,999      (5,222)
                                                --------   --------   ---------   ---------
  Total change for the period.................         -      6,473        (955)      7,657
                                                --------   --------   ---------   ---------
Foreign currency translation adjustment.......    (4,731)    (2,475)     (9,964)     (3,518)
                                                --------   --------   ---------   ---------
Total other comprehensive income (loss).......    (4,731)     3,998     (10,919)      4,139
                                                --------   --------   ---------   ---------
Comprehensive income..........................  $ 10,128   $ 12,818   $  28,079   $  42,875
                                                ========   ========   =========   =========



* Restated - see Note 1.

     Changes in the components of accumulated other comprehensive income for the six months ended July 3, 2005 are as follows:

                                  Unrealized        Cumulative        Additional
                                  Gains (Losses)    Foreign           Minimum         Accumulated
                                  On Available-     Currency          Pension         Other
                                  for-Sale          Translation       Liability       Comprehensive
                                  Securities        Adjustment        Adjustment      Income
                                  -------------     -----------       ----------      -------------
                                                            (Thousands)
  Balance, December 31, 2004...     $     955       $  19,981         $  (8,604)         $  12,332
  Change for the period........          (955)         (9,964)                -            (10,919)
                                    ---------       ---------         ---------          ---------
  Balance, July 3, 2005........     $       -       $  10,017         $  (8,604)         $   1,413
                                    =========       =========         =========          =========

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 6.  INVENTORIES

     Inventories comprise the following:

                                         July 3,      December 31,
                                          2005            2004
                                       ---------      ------------
                                              (Thousands)
     Finished goods................     $152,635        $118,870
     Work-in-process...............       50,905          34,668
     Raw materials and supplies....       49,665          54,522
                                        --------        --------
     Inventories...................     $253,205        $208,060
                                        ========        ========

     At July 3, 2005 and December 31, 2004, $87.8 million and $76.7 million, respectively, of domestic inventories were valued using the LIFO method. If the FIFO inventory method had been used for these inventories, the value of inventories would have been $16.2 million and $9.0 million higher at July 3, 2005 and December 31, 2004, respectively.


NOTE 7.  GOODWILL AND INTANGIBLE ASSETS

     The following schedule reconciles the changes in the carrying amount of goodwill, by business segment, for the six months ended July 3, 2005.


                                        Specialty        Industrial        Synthetic         Mineral         Total
                                        Chemicals        Chemicals        Elastomers        Products        Goodwill
                                                                                  (Thousands)
   Balance, December 31, 2004........   $ 286,255        $        -       $        -        $  51,539       $ 337,794
   Valuation adjustment - payment of
     contingent consideration........       1,338                 -                -                -           1,338
   Translation adjustment............         643                 -                -                -             643
                                        ---------        ----------       ----------        ---------       ---------
   Balance, July 3, 2005.............   $ 288,236        $        -       $        -        $  51,539       $ 339,775
                                        =========        ==========       ==========        =========       =========

     The following is information as of July 3, 2005 and December 31, 2004 related to the Company's acquired intangible assets:

                                                                     July 3, 2005                 December 31, 2004
                                               Range of      -----------------------------  -----------------------------
                                             Amortizable     Gross Carrying   Accumulated   Gross Carrying   Accumulated
                                                Lives            Amount       Amortization      Amount       Amortization
                                             -----------     --------------   ------------  --------------   ------------
                                                                                  (Dollars in Thousands)
  Intangible assets subject to amortization:
      Patents............................... 5- 20 years      $    669        $   (198)     $    669        $   (170)
      Formulations.......................... 5- 10 years         2,740            (477)        2,740            (295)
      Unpatented technology................. 10-15 years         1,350            (137)        1,350             (75)
      Customer base......................... 10-15 years         2,348            (245)        2,348            (151)
      Non-compete agreements................  2- 5 years         3,419          (1,754)        3,419          (1,469)
      EPA registrations.....................     5 years           166            (116)          166             (99)
                                                              --------        --------      --------        --------
       Total amortizable intangible assets..                    10,692          (2,927)       10,692          (2,259)
                                                              --------        --------      --------        --------
  Intangible assets not subject
       to amortization:
      Trademarks............................                     5,596               -          5,596              -
      EPA registrations.....................                     4,648               -          4,648              -
                                                              --------        --------      ---------       --------
       Total unamortizable intangible assets                    10,244               -         10,244              -
                                                              --------        --------      ---------       --------

  Total intangible assets...................                  $ 20,936        $ (2,927)     $  20,936       $ (2,259)
                                                              ========        ========      =========       ========


                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 7.  GOODWILL AND INTANGIBLE ASSETS - (CONTINUED)


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


NOTE 8.  RELATED PARTY TRANSACTIONS

     During the second quarter of 2005, the Company amended its management agreement (the "Management Agreement"), effective January 1, 2005, whereby the Company, through a subsidiary, provides certain general management services to Building Materials Corporation of America ("BMCA"), an affiliate, and ISP. The purpose of the amendment was to adjust the management fees payable by the parties under the Management Agreement. Charges by the Company for the year 2005 for providing such services under the amended Management Agreement will aggregate approximately $5.9 million.

     In addition, during the second quarter of 2005, a subsidiary of the Company entered into a management services agreement with Heyman Properties, LLC and Heyman Investment Associates Limited Partnership (collectively, the "Heyman Entities"), effective as of January 1, 2005. The term of the management services agreement is from January 1, 2005 through December 31, 2005, and may be renewed for additional one-year terms. Under the agreement, the Company will provide certain general management services, and the Heyman Entities will provide certain advisory services for specified fees. The Company will receive a net amount of approximately $0.3 million related to these services in 2005.


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

     ISP Marl GmbH, a wholly-owned German subsidiary of the Company, provides a noncontributory defined benefit retirement plan for its hourly and salaried employees (the "ISP Marl Plan"). Benefits under the ISP Marl Plan are based on average earnings over each employee's career with the Company.

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 9.  BENEFIT PLANS - (CONTINUED)

     The Company's net periodic pension cost for the second quarter and first six months of 2005 and 2004 for the Hourly Retirement Plan included the following components:

                                              Second Quarter Ended             Six Months Ended
                                             ----------------------         ----------------------
                                              July 3,       July 4,          July 3,       July 4,
                                               2005          2004             2005          2004
                                             --------      --------         -------       --------
                                                                   (Thousands)
   Service cost............................. $    32       $    69          $   96          $  138
   Interest cost............................     536           523           1,063           1,046
   Expected return on plan assets...........    (762)         (736)         (1,526)         (1,472)
   Amortization of actuarial losses.........     158           126             303             252
   Amortization of unrecognized prior
     service cost...........................      61            60             121             120
                                             -------       -------          ------          ------
   Net periodic pension cost................ $    25       $    42          $   57          $   84
                                             =======       =======          ======          ======


    The Company's net periodic pension cost for the second quarter and first six months of 2005 and 2004 for the ISP Marl Plan included the following components:

                                              Second Quarter Ended             Six Months Ended
                                             ----------------------         ----------------------
                                              July 3,       July 4,         July 3,        July 4,
                                               2005          2004            2005           2004
                                             --------      --------         -------        -------
                                                                  (Thousands)
   Service cost............................. $    32       $    23          $   64          $   46
   Interest cost............................      55            48             110              96
   Amortization of actuarial losses.........       4             -               8               -
   Amortization of unrecognized prior
     service cost...........................       1             1               2               2
                                             -------       -------          ------          ------
   Net periodic pension cost................ $    92       $    72          $  184          $  144
                                             =======       =======          ======          ======



   Postretirement Medical and Life Insurance

     The Company generally does not provide postretirement medical and life insurance benefits, although it subsidizes such benefits for certain employees and certain retirees.

     The net periodic postretirement benefit (income) cost for the second quarter and first six months of 2005 and 2004 included the following components:


                                              Second Quarter Ended             Six Months Ended
                                             ----------------------         -----------------------
                                              July 3,       July 4,         July 3,        July 4,
                                               2005          2004            2005           2004
                                             -------       --------         -------        --------
                                                                  (Thousands)
   Service cost............................. $     -       $    (9)         $    -          $   17
   Interest cost............................      70            75             140             206
   Amortization of actuarial gains..........     (37)          (33)            (75)            (33)
   Amortization of unrecognized prior
     service cost...........................     (88)          (71)           (175)           (142)
                                             -------       -------          ------          ------
   Net periodic postretirement benefit
      (income) cost......................... $   (55)      $   (38)         $ (110)         $   48
                                             =======       =======          ======          ======

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 9.  BENEFIT PLANS - (CONTINUED)

       Long-Term Incentive Plans

     The Company has two long-term incentive plans, the 2000 Long-Term
Incentive Plan and the 2003 Executive Long-Term Incentive Plan, which provide long-term compensation to executives, key management personnel and certain other employees based on ISP's "Book Value" (as defined in the plans). The value of incentive units granted under the plans is determined at the end of each fiscal quarter based on ISP's total Shareholder's Equity. The value on the date of grant is compared to the value as remeasured at the end of each quarter in order to determine compensation expense. Compensation expense related to these plans was $2.5 and $2.4 million for the second quarter of 2005 and 2004, respectively, and $5.5 and $5.7 million for the first six months of 2005 and 2004, respectively.


NOTE 10.  BUSINESS SEGMENT INFORMATION

                                               Second Quarter Ended      Six Months Ended
                                               ---------------------   ---------------------
                                                 July 3,    July 4,      July 3,   July 4,
                                                  2005      2004 (1)      2005     2004 (1)
                                               ---------   ---------    --------  ----------
                                                                (Millions)
Net sales:
  Specialty Chemicals.......................   $   183.1   $   178.1    $   369.5  $   364.3
  Industrial Chemicals......................        63.7        49.1        122.4       97.8
  Synthetic Elastomers......................        51.3        40.5        105.4       74.0
  Mineral Products (2)......................        40.3        34.5         79.9       66.5
                                               ---------   ---------    ---------  ---------
Net sales...................................   $   338.4   $   302.2    $   677.2  $   602.6
                                               =========   =========    =========  =========

Operating income (loss):
  Specialty Chemicals (3)...................   $    37.9   $    41.6    $    72.8  $    87.8
  Industrial Chemicals......................         0.2        (1.8)         8.0       (1.6)
  Synthetic Elastomers......................         0.4         3.3          6.4        4.7
  Mineral Products..........................         6.5         5.6         11.0        8.1
                                               ---------   ---------    ---------   --------
  Total segment operating income............        45.0        48.7         98.2       99.0
  Unallocated corporate office..............         0.1           -          0.2          -
                                               ---------   ---------    ---------  ---------
Total operating income......................        45.1        48.7         98.4       99.0
Interest expense, investment and interest
    income (loss) and other expense, net ...       (22.6)      (35.3)       (39.3)     (40.3)
                                               ---------   ---------    ---------  ---------
Income before income taxes..................   $    22.5   $    13.4    $    59.1  $    58.7
                                               =========   =========    =========  =========



(1) Restated - see Note 1.

(2) Includes sales to BMCA and its subsidiaries of $27.3 million and $24.9 million for the second quarter of 2005 and 2004, respectively, and $54.9 million and $49.1 million for the first six months of 2005 and 2004, respectively.

(3) Operating income for the Specialty Chemicals business segment for the first six months of 2005 includes a $10.5 million non-cash charge for the impairment of fixed assets. See Note 4.

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 10.  BUSINESS SEGMENT INFORMATION - (CONTINUED)

     Under the indenture for the 10 5/8% Senior Secured Notes due 2009 (the "2009 Notes"), ISP Synthetic Elastomers LP and ISP Investco LLC have been designated as unrestricted subsidiaries for purposes of covenants relating to the 2009 Notes. Unrestricted subsidiaries had net sales of $51.3 million, operating income of $0.4 million, investment and interest income of $2.3 million and net income of $1.3 million in the second quarter of 2005. In the second quarter of 2004, unrestricted subsidiaries had net sales of $40.5 million, operating income of $3.3 million, investment and interest loss, net, of $12.1 million and a net loss of $7.0 million. Unrestricted subsidiaries had net sales of $105.4 million, operating income of $6.4 million, investment and interest income of $10.1 million and net income of $9.8 million in the first six months of 2005. In the first six months of 2004, unrestricted subsidiaries had net sales of $74.0 million, operating income of $4.7 million, investment and interest income of $6.2 million and net income of $4.6 million. As of July 3, 2005 and December 31, 2004, unrestricted subsidiaries had net assets of $404.3 million and $395.6 million, respectively.


NOTE 11.  ACQUISITION

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


NOTE 12.  RECENT ACCOUNTING PRONOUNCEMENTS

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

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," an amendment of Accounting Principles Board ("APB") Opinion No. 29. SFAS No. 153 eliminates the exception from fair value

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 12.  RECENT ACCOUNTING PRONOUNCEMENTS - (CONTINUED)

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

     In December 2004, the FASB issued a revised SFAS No. 123 ("SFAS No. 123R"), "Share-Based Payment." SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. In February 2003, ISP completed a going private transaction. As a result, stock-based compensation plans were terminated and payments were made in accordance with the terms of the merger agreement. In addition, the Company currently accounts for incentive units granted to eligible Company employees pursuant to ISP's 2000 Long-Term Incentive Plan and the 2003 Executive Long-Term Incentive Plan under the accounting prescribed by FASB Interpretation No. ("FIN") 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option and Award Plans." FIN 28 requires an entity to measure compensation as the amount by which the Book Value (as defined in the plans) of the incentive units covered by the grant exceeds the option price or value specified of such incentive units between the date of grant and the measurement date, resulting in a change in the measure of compensation for the right or award. Since compensation expense related to such incentive units is currently included in the actual Consolidated Statement of Operations, the Company does not expect SFAS No. 123R to have an impact on the Company's consolidated financial statements.

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

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 12.  RECENT ACCOUNTING PRONOUNCEMENTS - (CONTINUED)

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

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 eliminates the requirement in APB Opinion No. 20, "Accounting Changes," to include the cumulative effect of changes in accounting principles in the Consolidated Statement of Operations in the period of change. Instead, SFAS No. 154 requires that changes in accounting principles be retrospectively applied, whereby the new accounting principle is applied to prior accounting periods as if that principle had always been used. SFAS No. 154 also redefines "restatement" as the revision of previously issued financial statements to reflect the correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and correction of errors made after the date SFAS No. 154 was issued. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements.


NOTE 13.  CONTINGENCIES

     For information regarding contingencies, reference is made to Note 20 to consolidated financial statements contained in the 2004 Form 10-K.

Environmental Litigation

     The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters ("Environmental Claims") under the Comprehensive Environmental Response Compensation and Liability Act,

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 13.  CONTINGENCIES - (CONTINUED)

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

Tax Claim Against G-I Holdings Inc.

     The predecessor of ISP and certain of its domestic subsidiaries were parties to tax sharing agreements with members of a consolidated group for federal income tax purposes that included G-I Holdings Inc. (the "G-I Holdings Group") in certain prior years. Until January 1, 1997, ISP and its domestic subsidiaries were included in the consolidated federal income tax returns of the G-I Holdings Group and, accordingly, would be severally liable for any tax liability of the G-I Holdings Group in respect of those prior years. Those tax sharing agreements are no longer applicable with respect to the tax liabilities of ISP for periods subsequent to January 1, 1997, because neither the Company nor any of its domestic subsidiaries have been members of the G-I Holdings Group for periods after January 1, 1997. In January 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to its asbestos-related bodily injury claims relating to the inhalation of asbestos fiber.

     On September 15, 1997, G-I Holdings received a notice from the Internal Revenue Service ("IRS") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P. (the "Surfactants Partnership"), a partnership in which G-I Holdings held an interest. On September 21, 2001, the IRS filed a proof of claim with respect to such deficiency in the G-I Holdings bankruptcy against G-I Holdings and ACI Inc., a subsidiary of G-I Holdings which also held an interest in the Surfactants Partnership and also has filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. If the proof of claim is sustained, ISP and/or certain of its subsidiaries together with G-I Holdings and several current and former subsidiaries of G-I Holdings would be severally liable for taxes and interest in the amount of approximately $301 million, computed as of July 3, 2005. On May 7, 2002, G-I Holdings, together with ACI Inc., filed an objection to the proof of claim, which

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 13. CONTINGENCIES - (CONTINUED)

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


CRITICAL ACCOUNTING POLICIES

     There have been no significant changes in our critical accounting policies during the first six months of 2005. For a discussion of our critical accounting policies, reference is made to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission on March 31, 2005.


RESULTS OF OPERATIONS - SECOND QUARTER 2005 COMPARED WITH
                        SECOND QUARTER 2004

     Overview

     We recorded net income of $14.9 million for the second quarter of 2005 compared with net income of $8.8 million in the second quarter of 2004. The improved results for the second quarter of 2005 were attributable to higher investment and interest income, partially offset by lower operating income and higher other expense, net.

     Net Sales. Net sales by business segment for the second quarter of 2005 and 2004 were:

                                                       Second Quarter Ended
                                                    --------------------------
                                                     July 3,           July 4,
                                                      2005              2004
                                                    ---------        ---------
                                                            (Millions)
           Specialty chemicals....................  $   183.1        $   178.1
           Industrial chemicals...................       63.7             49.1
           Synthetic elastomers...................       51.3             40.5
           Mineral products.......................       40.3             34.5
                                                    ---------        ---------
             Net sales............................  $   338.4        $   302.2
                                                    =========        =========

     Net sales for the second quarter of 2005 were $338.4 million compared with $302.2 million in the second quarter of 2004. The $36.2 million (12%) increase in sales resulted primarily from higher pricing and the favorable impact of the weaker U.S. dollar.

     Gross Margin. Our gross margin in the second quarter of 2005 was 29.7% compared with 33.0% in the second quarter of 2004. The lower margin was attributable to higher material, energy and manufacturing costs in all business segments, partially offset by favorable pricing and the favorable impact of the weaker U.S. dollar. Manufacturing costs in the second quarter of 2005 were adversely impacted by plant integration costs for the Lima, Ohio production facility acquired in the first quarter of 2005 and by a manufacturing cost improvement program at the Port Neches, Texas synthetic elastomers facility (see further discussion below).

     Selling, General and Administrative. Selling, general and administrative expenses increased 9% in the second quarter of 2005 to $55.1 million from $50.8 million in the second quarter of 2004; however, as a percent of sales, these expenses decreased to 16.3% in the second quarter of 2005 from 16.7% in the second quarter of 2004. The increase in selling, general and administrative expenses in the second quarter of 2005 related primarily to higher freight and distribution costs.

     Operating Income. Operating income (loss) by business segment for the second quarter of 2005 and 2004 was:

                                                       Second Quarter Ended
                                                    ---------------------------
                                                      July 3,           July 4,
                                                       2005              2004
                                                    ---------        ----------
                                                            (Millions)
           Specialty chemicals....................  $    37.9        $    41.6
           Industrial chemicals...................        0.2             (1.8)
           Synthetic elastomers...................        0.4              3.3
           Mineral products.......................        6.5              5.6
                                                    ---------        ---------
             Total segment operating income.......       45.0             48.7
           Unallocated corporate office items.....        0.1                -
                                                    ---------        ---------
           Operating income.......................  $    45.1        $    48.7
                                                    =========        =========

     Operating income for the second quarter of 2005 was $45.1 million compared with $48.7 million in the second quarter of 2004. Operating income for the second quarter of 2005 was adversely affected by increased manufacturing costs at our Port Neches, Texas facility, plant integration costs in the amount of $2.1 million for the Lima, Ohio production facility acquired in the first quarter of 2005 (see "Liquidity and Financial Condition"), and higher raw material and energy costs.

     The specialty chemicals segment recorded operating income of $37.9 million for the second quarter of 2005 compared with $41.6 million in the second quarter of 2004. The lower operating income was primarily due to higher raw material and energy costs.

     The industrial chemicals segment recorded operating income of $0.2 million in the second quarter of 2005 compared with an operating loss of $1.8 million in the second quarter of 2004. The segment's improved performance was achieved despite the $2.1 million one-time integration costs in connection with the Lima, Ohio production facility referenced above.

     The synthetic elastomers segment recorded operating income of $0.4 million in the second quarter of 2005 compared with $3.3 million in the second quarter of 2004. Results were adversely impacted by a manufacturing cost improvement program designed to enhance plant reliability and efficiency, which resulted in downtime for maintenance and repairs. The program was implemented in the second quarter of 2005 and completed in July.

     Operating income for the mineral products segment was $6.5 million in the second quarter of 2005 compared with $5.6 million in the second quarter of 2004. The improved results were attributable to favorable pricing and higher unit volumes, partially offset by increased material costs and higher freight and distribution expenses.

     Interest Expense. Interest expense for the second quarter of 2005 was $19.7 million compared with $20.3 million in the same period in 2004. The $0.6 million (3%) decrease in interest expense was attributable to lower average borrowings ($1.7 million impact), partially offset by higher average interest rates ($1.1 million impact).

     Investment and Interest Income (Loss), Net. Investment and interest income (loss), net, in the second quarter of 2005 was $2.3 million compared with a loss of $12.1 million in the second quarter of 2004. Interest income for the second quarter of 2005 and 2004 on loans to our parent company, International Specialty Products, Inc., which we refer to as "ISP," (see Note 2 to consolidated financial statements) totaled $2.5 million and $0.7 million, respectively. The investment loss in the second quarter of 2004 included a $5.5 million other than temporary impairment charge related to an available-for-sale equity security that was held in our investment portfolio.

     Other Expense, Net. Other expense, net, comprises foreign exchange gains and losses resulting from the revaluation of foreign currency-denominated accounts receivable and payable as a result of changes in exchange rates, and other nonoperating items of expense. Other expense, net, was $5.2 million in the second quarter of 2005 compared with $2.9 million in the second quarter of 2004. The higher expense in the second quarter of 2005 was due to unfavorable foreign exchange.

     Income Taxes. In the second quarter of 2005, we recorded a provision for income taxes of $7.7 million. Our effective tax rate was 34.1% for both of the second quarters of 2005 and 2004.

Business Segment Review

     A discussion of operating results for each of our business segments follows. We operate our business through four reportable business segments: specialty chemicals, industrial chemicals, synthetic elastomers, and mineral products.

Specialty Chemicals

     Sales in the second quarter of 2005 were $183.1 million compared with $178.1 million in the same period in 2004. The 3% increase in sales was primarily due to the favorable impact of the weaker U.S. dollar ($3.3 million), and, to a lesser extent, favorable pricing.

     Operating income for the specialty chemicals segment was $37.9 million for the second quarter of 2005 compared with $41.6 million in the second quarter of 2004. The lower operating income was primarily attributable to higher raw material costs ($6.0 million impact), partially offset by the favorable impact of the weaker U.S. dollar ($1.6 million).

Industrial Chemicals

     Sales in the second quarter of 2005 were $63.7 million compared with $49.1 million in the second quarter of 2004. The 30% increase in sales resulted primarily from favorable pricing ($13.9 million) and, to a lesser extent, the favorable effect of the weaker U.S. dollar, partially offset by lower unit volumes.

     The industrial chemicals segment recorded operating income of $0.2 million in the second quarter of 2005 compared with an operating loss of $1.8 million in the second quarter of 2004. The improvement in pricing for the industrial chemicals segment more than offset raw material, manufacturing and energy cost increases (totaling $10.0 million), as well as higher operating expenses. The segment's improved performance was achieved despite the $2.1 million one-time integration costs in connection with the Lima, Ohio production facility which was acquired in the first quarter of 2005.

Synthetic Elastomers

     Sales for the synthetic elastomers segment were $51.3 million for the second quarter of 2005 compared with $40.5 million in the same period in 2004. The 27% increase in sales was due to favorable pricing ($16.6 million), partially offset by lower unit volumes.

     The synthetic elastomers segment recorded operating income of $0.4 million in the second quarter of 2005 compared with $3.3 million in the same period in 2004. Improved pricing in the synthetic elastomers business ($16.6 million) more than offset the impact of raw material cost increases ($9.7 million). However, the segment's results were adversely impacted by a manufacturing cost improvement program designed to enhance plant reliability and efficiency, which resulted in downtime for maintenance and repairs. The program was implemented in the second quarter of 2005 and completed in July.

Mineral Products

     Sales for the mineral products segment for the second quarter of 2005 were $40.3 million compared with $34.5 million for the second quarter of 2004. The 17% increase in sales was due to higher unit volumes ($3.2 million), as a result of industry-wide growth, and favorable pricing and included 10% higher sales to Building Materials Corporation of America, an affiliate that we refer to as "BMCA."

     Operating income for the mineral products segment was $6.5 million in the second quarter of 2005 compared with $5.6 million for the second quarter of 2004. The 16% improvement in operating income was attributable to favorable pricing ($2.6 million) and the favorable impact of higher unit volumes, partially offset by increased raw material and manufacturing costs (totaling $1.8 million) and higher freight and distribution expenses.


RESULTS OF OPERATIONS - FIRST SIX MONTHS 2005 COMPARED WITH
                        FIRST SIX MONTHS 2004

     Overview

     We recorded net income of $39.0 million for the first six months of 2005, after a non-cash, pre-tax asset impairment charge of $10.5 million (see "Other Operating Charges" below), compared with net income of $38.7 million in the first six months of 2004. The increase in net income for the first six months of 2005 was attributable to higher investment and interest income and lower interest expense, partially offset by lower operating income, after including the $10.5 million charge, and higher other expense, net.

     Net Sales. Net sales by business segment for the first six months of 2005 and 2004 were:

                                                         Six Months Ended
                                                    --------------------------
                                                      July 3,          July 4,
                                                       2005             2004
                                                    ---------        ---------
                                                            (Millions)
           Specialty chemicals....................  $   369.5        $   364.3
           Industrial chemicals...................      122.4             97.8
           Synthetic elastomers...................      105.4             74.0
           Mineral products.......................       79.9             66.5
                                                    ---------        ---------
             Net sales............................  $   677.2        $   602.6
                                                    =========        =========

     Net sales for the first six months of 2005 were $677.2 million compared with $602.6 million in the first six months of 2004. The $74.6 million (12%) increase in sales resulted primarily from higher pricing, higher unit volumes, and the favorable impact of the weaker U.S. dollar.

     Gross Margin. Our gross margin in the first six months of 2005 was 32.3% compared with 33.3% in the first six months of 2004. The lower margin was attributable to higher raw material, energy and manufacturing costs in all business segments, partially offset by favorable pricing and the favorable impact of the weaker U.S. dollar. Manufacturing costs in the first six months of 2005 were adversely impacted by plant integration costs for the Lima, Ohio production facility acquired in the first quarter of 2005 and by a manufacturing cost improvement program at the Port Neches, Texas synthetic elastomers facility (see further discussion below).

     Selling, General and Administrative. Selling, general and administrative expenses increased 8% in the first six months of 2005 to $109.4 million from $101.2 million in the first six months of 2004; however, as a percent of sales, these expenses decreased to 16.2% in the first six months of 2005 from 16.8% in the first six months of 2004. The increase in selling, general and administrative expenses in the first six months of 2005 related primarily to higher freight and distribution costs and increased selling expenses as a result of the higher sales levels.

     Other Operating Charges. Other operating charges of $10.5 million in the first six months of 2005 represent a non-cash fixed asset impairment charge related to our program for the restructuring and consolidation of production capacity in the foods product line within the specialty chemicals business segment. In March 2005, we entered into a long-term supply contract with an international company for the purchase of a product in the specialty chemicals business that we currently manufacture at our San Diego, California alginates plant. Accordingly, we performed an impairment review in the first quarter of 2005 and recorded a $10.5 million non-cash fixed asset impairment charge related to the San Diego facility. The impairment charge was determined based on a review of anticipated future cash flows related to this facility compared with the carrying value of the facility's fixed assets.

     Operating Income. Operating income (loss) by business segment for the first six months of 2005 and 2004 was:

                                                         Six Months Ended
                                                    --------------------------
                                                      July 3,          July 4,
                                                       2005             2004
                                                    ---------        ---------
                                                            (Millions)
           Specialty chemicals....................  $    72.8        $    87.8
           Industrial chemicals...................        8.0             (1.6)
           Synthetic elastomers...................        6.4              4.7
           Mineral products.......................       11.0              8.1
                                                    ---------        ---------
             Total segment operating income.......       98.2             99.0
           Unallocated corporate office items.....        0.2                -
                                                    ---------        ---------
             Operating income.....................  $    98.4        $    99.0
                                                    =========        =========

     Operating income for the first six months of 2005 was $98.4 million, after the $10.5 million non-cash asset impairment charge discussed above. Excluding such charge, operating income increased 10% to $108.9 million from $99.0 million in the first six months of 2004 (see "Non-GAAP Financial Measures" below) because of favorable pricing in all business segments. Increased operating income as a result of the 12% increase in sales for the first six months of 2005 was partially offset by increased manufacturing costs at our company's Port Neches, Texas, facility, $2.4 million of integration costs in connection with the acquisition of the Lima, Ohio production facility in the first quarter of 2005, and higher raw material and energy costs.

     The specialty chemicals segment recorded operating income of $72.8 million in the first six months of 2005. Excluding the aforementioned non-cash impairment charge of $10.5 million, operating income for the segment was $83.3 million compared with $87.8 million in the first six months of 2004. The lower operating income was due to higher raw material and energy costs.

     The industrial chemicals segment recorded operating income of $8.0 million in the first six months of 2005 compared with an operating loss of $1.6 million in the first six months of 2004. The industrial chemicals segment's improved pricing more than offset material cost increases. The segment's improved performance was achieved despite the $2.4 million ($0.3 million in the first quarter and $2.1 million in the second quarter) one-time integration costs in connection with the Lima, Ohio production facility discussed above.

     The synthetic elastomers segment recorded operating income of $6.4 million in the first six months of 2005 compared with $4.7 million in the first six months of 2004. While the segment's improved pricing more than offset material cost increases, results were adversely impacted by higher second quarter manufacturing costs at our Port Neches, Texas facility.

     Operating income for the mineral products segment was $11.0 million in the first six months of 2005 compared with $8.1 million in the first six months of 2004. The 36% improvement in operating income was attributable to favorable pricing and the favorable impact of higher unit volumes, partially offset by increased material and manufacturing costs and higher freight and distribution expenses.

     Interest Expense. Interest expense for the first six months of 2005 was $39.2 million compared with $41.8 million in the same period in 2004. The $2.6 million (6%) decrease in interest expense was attributable to lower average borrowings ($3.7 million impact), partially offset by higher average interest rates ($1.1 million impact).

     Investment and Interest Income, Net. Investment and interest income, net, in the first six months of 2005 was $10.3 million compared with $6.2 million in the first six months of 2004, which included a $5.5 million other than temporary impairment charge related to an available-for-sale equity security that was held in our investment portfolio. During the first quarter of 2005, we loaned $200.0 million to our parent company, ISP, pursuant to a loan agreement (see "Liquidity and Financial Condition" below and Note 2 to consolidated financial statements). Interest on the loan is at a rate of 3.74% per annum on the outstanding principal balance and is included in investment and interest income in the first quarter of 2005. Interest income for the first six months of 2005 and 2004 on all loans to ISP totaled $4.7 million and $1.3 million, respectively. Also, in August 2004, we changed our investment strategy to invest our available cash in stable value investments that, although no assurances can be made, we believe will preserve principal and not experience significant moves in volatility. As a result of the above factors, we anticipate that our total investment and interest income for the year 2005 will be lower than historical experience.

     Other Expense, Net. Other expense, net, comprises foreign exchange gains and losses resulting from the revaluation of foreign currency-denominated accounts receivable and payable as a result of changes in exchange rates, and other nonoperating items of expense. Other expense, net, was $10.3 million in the first six months of 2005 compared with $4.7 million in the first six months of 2004. The higher expense in the first six months of 2005 was due to unfavorable foreign exchange.

     Income Taxes. In the first six months of 2005, we recorded a provision for income taxes of $20.1 million. Our effective tax rate for the first six months of 2005 was 34.1% and 34.0% in the first six months of 2004.

Business Segment Review

     A discussion of operating results for each of our business segments follows. We operate our business through four reportable business segments: specialty chemicals, industrial chemicals, synthetic elastomers, and mineral products. The operating income for the first six months of 2005 for the specialty chemicals business segment discussed below is adjusted for the non-GAAP financial measure in the table below.

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

                                                            Six Months Ended
                                                         ----------------------
                                                           July 3,      July 4,
                                                            2005         2004
                                                         ---------    ---------
                                                               (Millions)
Reconciliation of non-GAAP financial measures:

Operating income per GAAP............................... $    98.4    $    99.0
Non-GAAP adjustments:
   Add: Other operating charges(1)......................      10.5            -
                                                         ---------    ---------
Operating income as adjusted............................ $   108.9    $    99.0
                                                         =========    =========
Supplemental Business Segment Information:

Operating income (loss):
     Operating Income per GAAP - Specialty Chemicals.... $    72.8    $    87.8
     Non-GAAP adjustments (1)...........................      10.5            -
                                                         ---------    ---------
     Operating Income - Specialty Chemicals as adjusted. $    83.3    $    87.8
                                                         =========    =========

     Operating Income (Loss) per GAAP - Industrial
       Chemicals........................................ $     8.0    $    (1.6)
     Non-GAAP adjustments...............................         -            -
                                                         ---------    ---------
     Operating Income (Loss) - Industrial Chemicals as
        adjusted........................................ $     8.0    $    (1.6)
                                                         =========    =========

     Operating Income per GAAP - Synthetic Elastomers... $     6.4    $     4.7
     Non-GAAP adjustments...............................         -            -
                                                         ---------    ---------
     Operating Income - Synthetic Elastomers as adjusted $     6.4    $     4.7
                                                         =========    =========

     Operating Income per GAAP - Mineral Products....... $    11.0    $     8.1
     Non-GAAP adjustments...............................         -            -
                                                         ---------    ---------
     Operating Income - Mineral Products as adjusted.... $    11.0    $     8.1
                                                         =========    =========

     Total segment operating income as adjusted......... $   108.7    $    99.0
     Unallocated corporate office per GAAP..............       0.2            -
                                                         ---------    ---------
     Operating income as adjusted....................... $   108.9    $    99.0
                                                         =========    =========


   (1) Non-GAAP adjustments in the first six months of 2005 represent a $10.5 million non-cash other operating charge for the impairment of fixed assets at one of our domestic manufacturing facilities related to a program for the restructuring and consolidation of production capacity in the specialty chemicals segment. See "Other Operating Charges" above.


Specialty Chemicals

     Sales in the first six months of 2005 were $369.5 million compared with $364.3 million for the first six months of 2004. The increase in sales was primarily due to the favorable impact of the weaker U.S. dollar ($6.6 million), primarily in Europe, and, to a lesser extent, favorable pricing, partially offset by lower unit volumes ($2.4 million).

     The specialty chemicals segment recorded operating income of $72.8 million in the first six months of 2005. Excluding the aforementioned non-cash asset impairment charge of $10.5 million, operating income for the segment was $83.3 million compared with $87.8 million in the first six months of 2004. The lower operating income was primarily attributable to higher raw material costs ($9.5 million impact), partially offset by the favorable impact of the weaker U.S. dollar ($3.6 million).

Industrial Chemicals

     Sales in the first six months of 2005 were $122.4 million compared with $97.8 million in the same period in 2004. The 25% increase in sales resulted primarily from favorable pricing ($23.6 million) and, to a lesser extent, the favorable effect of the weaker U.S. dollar ($3.4 million), partially offset by lower unit volumes.

     The industrial chemicals segment recorded operating income of $8.0 million in the first six months of 2005 compared with an operating loss of $1.6 million in the first six months of 2004. The industrial chemicals segment's improved pricing more than offset higher raw material, energy and manufacturing costs (totaling $12.2 million). The segment's improved performance was achieved despite $2.4 million of one-time integration costs in connection with the Lima, Ohio production facility acquired in the first quarter of 2005.

Synthetic Elastomers

     Sales for the synthetic elastomers segment were $105.4 million for the first six months of 2005 compared with $74.0 million in the same period in 2004. The 42% increase in sales was primarily attributable to favorable pricing ($30.6 million) and higher unit volumes.

     Operating income for synthetic elastomers was $6.4 million in the first six months of 2005 compared with $4.7 million in the same period in 2004. The synthetic elastomers segment's aforementioned improved pricing more than offset raw material cost increases ($15.4 million). However, the segment's results were adversely impacted by higher manufacturing costs for the Port Neches, Texas facility as a result of a manufacturing cost improvement program designed to enhance plant reliability and efficiency, which resulted in downtime for maintenance and repairs. The program was implemented in the second quarter of 2005 and completed in July.

Mineral Products

     Sales for the mineral products segment for the first six months of 2005 were $79.9 million compared with $66.5 million for the first six months of 2004. The 20% increase in sales was due to higher unit volumes ($8.4 million), as a result of industry-wide growth, and favorable pricing and included 12% higher sales to BMCA, an affiliate.

     Operating income for the mineral products segment was $11.0 million in the first six months of 2005 compared with $8.1 million for the first six months of 2004. The 36% improvement in operating income resulted from favorable pricing ($4.9 million) and the favorable impact of higher unit volumes, partially offset by increased raw material and manufacturing costs (totaling $3.7 million) and higher freight and distribution expenses.

LIQUIDITY AND FINANCIAL CONDITION

   Cash Flows and Cash Position

     During the first six months of 2005, our net cash outflow before financing activities was $96.7 million, including $7.8 million used in operations and the reinvestment of $108.1 million for capital programs and an acquisition, partially offset by $19.2 million of cash proceeds from sales of available-for-sale securities.

     Operating Activities. Net cash used in operating activities totaled $7.8 million for the first six months of 2005, compared with cash generated from operating activities of $113.0 million during the first six months of 2004. The variation in cash flows from operating activities was mainly attributable to activity in the first six months of 2004 related to net sales of trading securities for our investment portfolio that did not recur in 2005 as a result of our change in investment strategy in August 2004 as previously discussed. Cash used in operations for the first six months of 2005 included a cash investment of $96.1 million in additional working capital, including a $28.5 million increase in receivables as a result of higher sales, a $33.4 million increase in inventories to support our sales growth and a $33.3 million net decrease in payables and accrued liabilities, mainly due to payments of accrued interest and income taxes.

     Investing Activities. Net cash used in investing activities in the first six months of 2005 totaled $88.9 million, primarily attributable to $108.1 million of cash used for capital expenditures and an acquisition, partially offset by $19.2 million of proceeds from the sale of available-for-sale securities.

     Capital expenditures in the first six months of 2005 included $33.6 million for the purchase of equipment at our Freetown, Massachusetts facility. We entered into an operating lease in 1998 for an equipment sale-leaseback transaction related to this equipment. The lease had an initial term of four years and, at our option, up to three one-year renewal periods. The lease provided for a substantial guaranteed payment by us, adjusted at the end of each renewal period, and included purchase and return options at fair market values determined at the inception of the lease. We had the right to exercise a purchase option with respect to the leased equipment, or the equipment could be returned to the lessor and sold to a third party. We exercised the purchase option in the first quarter of 2005 for a purchase price of $33.6 million.

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

     Under the indenture for the 10 5/8% Senior Secured Notes due 2009, which we refer to as the "2009 Notes," ISP Synthetic Elastomers LP and ISP Investco LLC have been designated as unrestricted subsidiaries for purposes of covenants relating to the 2009 Notes. Unrestricted subsidiaries had net sales of $51.3 million, operating income of $0.4 million, investment and interest income of $2.3 million and net income of $1.3 million in the second quarter of 2005. In the second quarter of 2004, unrestricted subsidiaries had net sales of $40.5 million, operating income of $3.3 million, investment and interest income
(loss), net, of ($12.1) million and a net loss of $7.0 million. Unrestricted subsidiaries had net sales of $105.4 million, operating income of $6.4 million, investment and interest income of $10.1 million and net income of $9.8 million in the first six months of 2005. In the first six months of 2004, unrestricted subsidiaries had net sales of $74.0 million, operating income of $4.7 million, investment and interest income of $6.2 million and net income of $4.6 million. As of July 3, 2005 and December 31, 2004, unrestricted subsidiaries had net assets of $404.3 million and $395.6 million, respectively.

     Financing Activities. Net cash used in financing activities in the first six months of 2005 totaled $200.1 million, principally a $200.0 million loan to our parent company, ISP. In August 2004, we entered into a loan agreement with ISP pursuant to which we will allow ISP to borrow from time to time up to $350.0 million, with interest at the rate of 3.74% per annum on the outstanding principal balance. Commencing in 2005, payment of interest is due in arrears on the outstanding principal balance on each January 31 and July 31. This facility will terminate in August 2007, although we may terminate or reduce the loan at any time in our sole discretion. As we may call the loan at any time, and we intend to demand repayment of such amount within the next twelve months, the loan has been classified on the Consolidated Balance Sheet as a short-term loan receivable from parent company. ISP has also agreed to enter into a loan agreement as the lender with an entity controlled by Samuel J. Heyman, ISP's and our Chairman, on terms substantially the same as the loan agreement between us and ISP.

     Financing activities in the first six months of 2005 also included $2.7 million in revolving credit borrowings under our senior credit facilities, offset by $1.7 million of repayments of long-term debt and a $1.0 million decrease in short-term borrowings. In addition, during the first six months of 2005, we paid a cash dividend of $25.0 million to our parent company, ISP, and ISP made a $25.0 million capital contribution to us.

     As a result of the foregoing factors, cash and cash equivalents decreased by $298.0 million during the first six months of 2005 to $40.8 million.

   Current Maturities of Long-Term Debt

     As of July 3, 2005, our current maturities of long-term debt, scheduled to be repaid during the twelve-month period ending June 2006, totaled $4.4 million, including $2.5 million related to the term loan under our senior credit facilities.

   Contingencies

     See Note 13 to consolidated financial statements for information regarding contingencies.

   Contractual Obligations

     We have an acetylene supply contract for our requirements of acetylene delivery via pipeline to our Calvert City, Kentucky facility. The current term of this contract expires December 31, 2009 and allows us, at our sole option, to extend the agreement for two additional five-year terms. We are required by the contract to pay a monthly non-cancelable facility fee. Pricing under the contract is on a fixed basis with escalators related to changes in the Producer Price Index.

     In 2004, we entered into a long-term requirements contract for acetylene at our Texas City, Texas facility. Under this contract, we are obligated to purchase specified quantities of acetylene through the end of 2013. Pricing under this contract is on a fixed basis with escalators related to changes in actual costs and changes in the Producer Price Index.

     The annual unconditional purchase obligation related to the long-term acetylene supply contract at the Texas City plant, together with the non-cancelable facility fee associated with the acetylene contract for the Calvert City plant, is $5.1 million.

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

     As previously discussed, in March 2005, we acquired a BDO production facility in Lima, Ohio. As part of this acquisition, we assumed responsibility for a long-term supply agreement for the purchase of 100% of our hydrogen gas requirements for the Lima facility from a supplier located within the same complex as our BDO production facility. The supply agreement was originally entered into in 1999 and has a term of 15 years beginning in March 2000. We are required to pay a minimum monthly charge (currently $3.1 million on an annualized basis), which increases at the rate of 3.5% per year for the remainder of the term of the agreement.

   Recent Accounting Pronouncements

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

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," an amendment of Accounting Principles Board, which we refer to as "APB," Opinion No. 29. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the entity's future cash flows are expected to significantly change as a result of the exchange. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal reporting periods beginning after June 15, 2005. We do not expect the adoption of SFAS No. 153 to have an immediate effect on our consolidated financial statements.

     In December 2004, the FASB issued a revised SFAS No. 123, which we refer to as "SFAS No. 123R," "Share-Based Payment." SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. In February 2003, ISP completed a going private transaction. As a result, stock-based compensation plans were terminated and payments were made in accordance with the terms of the merger agreement. In addition, we currently account for incentive units granted to our eligible employees pursuant to ISP's 2000 Long-Term Incentive Plan and 2003 Executive Long-Term Incentive Plan under the accounting prescribed by FASB Interpretation No., which we refer to as "FIN" 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option and Award Plans." FIN 28 requires an entity to measure compensation as the amount by which the Book Value (as defined in the plans) of the incentive units covered by the grant exceeds the option price or value specified of such incentive units between the date of grant and the measurement date, resulting in a change in the measure of compensation for the right or award. Since compensation expense related to such incentive units is currently included in our actual Consolidated Statements of Operations, we do not expect SFAS No. 123R to have an impact on our consolidated financial statements.

     In December 2004, the FASB issued FASB Staff Position, which we refer to as "FSP," Nos. FAS 109-1 and FAS 109-2, each as a result of the passage in October 2004 of the American Jobs Creation Act of 2004, which we refer to as the "Jobs Act." FSP No. FAS 109-1 relates to a provision in the Jobs Act that provides a tax deduction of up to nine percent (when fully phased-in) on qualified production activities. The FASB indicated in FSP No. FAS 109-1 that this deduction should be accounted for as a special deduction in accordance with SFAS No. 109, "Accounting for Income Taxes," rather than as a tax rate reduction. This FSP was effective upon issuance. We do not expect the adoption of this FSP to have a material effect on our 2005 consolidated financial statements.

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

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 eliminates the requirement in APB Opinion No. 20, "Accounting Changes," to include the cumulative effect of changes in accounting principles in the Consolidated Statement of Operations in the period of change. Instead, SFAS No. 154 requires that changes in accounting principles be retrospectively applied, whereby the new accounting principle is applied to prior accounting periods as if that principle had always been used. SFAS No. 154 also redefines "restatement" as the revision of previously issued financial statements to reflect the correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and correction of errors made after the date SFAS No. 154 was issued. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements.

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



               ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK

     Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 for a discussion of "Market-Sensitive Instruments and Risk Management." At December 31, 2004 and July 3, 2005, there were no equity-related financial instruments employed by us to reduce market risk. During 2003, we entered into interest rate swaps with a notional value of $23.0 million in order to economically hedge interest rate risk associated with investments in securities for which the market value correlates with interest rate changes. The interest rate swaps were marked-to-market each month, with unrealized gains and losses included in the results of operations. The notional value of interest rate swaps outstanding at December 31, 2004 was $9.0 million. At December 31, 2004, the unrealized gains related to the interest rate swaps were $93,000. At July 3, 2005, there were no interest rate swaps outstanding.



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

                                    PART II

                               OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

     During the second quarter of 2005, the Company amended its management agreement (the "Management Agreement"), effective January 1, 2005, whereby the Company, through a subsidiary, provides certain general management services to Building Materials Corporation of America ("BMCA"), an affiliate, and ISP. The purpose of the amendment was to adjust the management fees payable by the parties under the Management Agreement. Charges for providing such services to BMCA are expected to be approximately $5.9 million during 2005. A more detailed explanation of charges with respect to each party to the agreement is set forth in the Amendment to the Management Agreement, which is filed as Exhibit 10.1 to this report and incorporated by reference herein.

     In addition, during the second quarter of 2005, a subsidiary of the Company entered into a management services agreement with Heyman Properties, LLC and Heyman Investment Associates Limited Partnership (collectively, the "Heyman Entities"), effective as of January 1, 2005. The term of the agreement is from January 1, 2005, through December 31, 2005, and may be renewed for additional one-year terms. Under the agreement, the Company will provide certain general management services, and the Heyman Entities will provide certain advisory services for specified fees. The Company will receive a net amount of approximately $0.3 million related to these services in 2005. A more detailed explanation of the charges is set forth in the management services agreement, which is filed as Exhibit 10.2 to this report and incorporated by reference herein.

ITEM 6.  EXHIBITS

  Exhibits:

     Exhibit Number
     --------------

     10.1 Amendment No. 7 to the Amended and Restated Management Agreement dated as of January 1, 2005, by and among G-I Holdings Inc., Merick Inc., International Specialty Products Inc., International Specialty Holdings Inc., ISP Investco LLC, ISP Synthetic Elastomers LP, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Management Company, Inc., as assignee of ISP Chemco Inc.

     10.2 Management Services Agreement, dated as of January 1, 2005, by and among ISP Management Company, Inc., Heyman Properties, LLC, and Heyman Investment Associates Limited Partnership.

     10.3 Form of International Specialty Products Inc. 2000 Long Term Incentive Plan Incentive Unit Grant Agreement.

     10.4 Form of International Specialty Products Inc. 2003 Executive Long Term Incentive Plan Incentive Unit Grant Agreement.

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


                             INTERNATIONAL SPECIALTY HOLDINGS INC.



DATE:  August 17, 2005         BY:  /s/Salvatore J. Guccione
       ---------------              ------------------------

                                    Salvatore J. Guccione
                                    Senior Vice President and
                                      Chief Financial Officer
                                    (Principal Financial Officer)


DATE:  August 17, 2005         BY:  /s/Kenneth M. McHugh
       ---------------              --------------------

                                    Kenneth M. McHugh
                                    Vice President and Controller
                                    (Principal Accounting Officer)