Form 10-Q
period 2005-10-02
INTERNATIONAL SPECIALTY HOLDINGS INC
filed 2005-11-16
CIK 1157303

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
  /X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended OCTOBER 2, 2005

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

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).   Yes  //   No  /X/

     As of November 16, 2005, 100 shares of the registrant's common stock (par value $.001 per share) were outstanding. There is no trading market for the common stock of the registrant. No shares of the registrant are held by non-affiliates.

                        PART I - FINANCIAL INFORMATION
                        ITEM 1 - FINANCIAL STATEMENTS



                     INTERNATIONAL SPECIALTY HOLDINGS INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                  (THOUSANDS)


                                      THIRD QUARTER ENDED      NINE MONTHS ENDED
                                     ----------------------  ---------------------
                                     OCTOBER 2,  OCTOBER 3,  OCTOBER 2, OCTOBER 3,
                                        2005        2004        2005       2004
                                     ----------  ----------  ---------  ----------
Net sales........................... $ 342,749   $ 295,572  $1,019,946  $ 898,183
Cost of products sold...............  (251,889)   (206,728)   (710,110)  (608,661)
Selling, general and administrative.   (53,591)    (49,917)   (163,520)  (151,532)
Other operating charges.............    (3,863)          -     (14,395)         -
Amortization of intangible assets...      (353)       (336)     (1,021)      (775)
                                     ---------   ---------  ----------  ---------
Operating income....................    33,053      38,591     130,900    137,215
Interest expense....................   (20,506)    (20,884)    (59,743)   (62,726)
Investment and interest income
  (loss), net.......................     2,024      (4,205)     12,297      2,019
Other expense, net..................    (2,862)     (1,417)    (12,608)    (5,696)
                                     ---------   ---------  ----------  ---------
Income before income taxes..........    11,709      12,085      70,846     70,812
Income taxes........................    (3,996)     (4,230)    (24,135)   (24,221)
                                     ---------   ---------  ----------  ---------
Net income.......................... $   7,713   $   7,855  $   46,711  $  46,591
                                     =========   =========  ==========  =========























      The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                        OCTOBER 2,  DECEMBER 31,
                                                           2005         2004
                                                        ----------  ------------
ASSETS
Current Assets:
  Cash and cash equivalents..........................   $  299,272   $  338,794
  Investments in trading securities..................            -           93
  Investments in available-for-sale securities.......            -       14,466
  Accounts receivable, trade, less allowance of
     $8,591 and $7,444 at October 2, 2005 and
     December 31, 2004, respectively.................      156,964      132,676
  Accounts receivable, other.........................       37,149       23,511
  Receivables from related parties...................       25,885       29,984
  Inventories........................................      255,715      208,060
  Deferred income tax assets.........................       31,111       16,186
  Prepaid expenses...................................        7,660        7,192
                                                        ----------   ----------
    Total Current Assets.............................      813,756      770,962
Property, plant and equipment, net...................      663,747      631,590
Goodwill, net of accumulated amortization of $180,486      340,020      337,794
Intangible assets, net of accumulated amortization of
  $3,280 and $2,259 at October 2, 2005 and
  December 31, 2004, respectively....................       18,546       18,677
Long-term loans receivable from parent company.......       94,834       94,834
Other assets.........................................       82,971       68,900
                                                        ----------   ----------
Total Assets.........................................   $2,013,874   $1,922,757
                                                        ==========   ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Short-term debt....................................   $       71   $    1,120
  Current maturities of long-term debt...............        5,604        4,361
  Accounts payable...................................      101,275       84,088
  Accrued liabilities................................       97,759       90,544
  Income taxes payable...............................       33,763       43,127
                                                        ----------   ----------
    Total Current Liabilities........................      238,472      223,240
                                                        ----------   ----------
Long-term debt less current maturities...............      885,868      851,760
                                                        ----------   ----------
Deferred income tax liabilities......................      138,047      129,394
                                                        ----------   ----------
Other liabilities....................................       88,355       90,619
                                                        ----------   ----------
Shareholder's Equity:
  Common stock, $.001 par value per share;
    100 shares issued and outstanding................            -            -
  Additional paid-in capital.........................      655,332      642,267
  Retained earnings (accumulated deficit)............        6,791      (26,855)
  Accumulated other comprehensive income.............        1,009       12,332
                                                        ----------   ----------
    Total Shareholder's Equity.......................      663,132      627,744
                                                        ----------   ----------
Total Liabilities and Shareholder's Equity...........   $2,013,874   $1,922,757
                                                        ==========   ==========

      The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                     INTERNATIONAL SPECIALTY HOLDINGS INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (THOUSANDS)

                                                               NINE MONTHS ENDED
                                                             ----------------------
                                                             OCTOBER 2,  OCTOBER 3,
                                                                2005        2004
                                                             ----------  ----------
Cash flows from operating activities:
  Net income...............................................  $  46,711    $  46,591
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Impairment of fixed assets...........................     10,532            -
      Depreciation.........................................     54,595       49,634
      Amortization of intangible assets....................      1,021          775
      Noncash interest charges.............................      2,113        2,177
      Deferred income taxes................................     (5,759)      15,321
      Net (gains) losses on securities.....................     (6,060)       6,812
  Increase in working capital items........................    (62,686)     (41,897)
  Purchases of trading securities..........................          -     (416,103)
  Proceeds from sales of trading securities................          -      516,575
  Proceeds from sale of accounts receivable................      2,820        3,930
  (Increase) decrease in receivables from related parties..      4,099       (4,687)
  Other, net...............................................     (1,639)        (524)
                                                             ---------    ---------
Net cash provided by operating activities..................     45,747      178,604
                                                             ---------    ---------
Cash flows from investing activities:
  Capital expenditures and acquisitions....................   (137,167)     (85,083)
  Purchases of available-for-sale securities...............          -     (375,052)
  Proceeds from sales of available-for-sale securities.....     19,150      134,771
                                                             ---------    ---------
Net cash used in investing activities......................   (118,017)    (325,364)
                                                             ---------    ---------
Cash flows from financing activities:
  Net increase (decrease) in short-term debt...............     (1,049)       9,743
  Proceeds from issuance of debt...........................          -       31,188
  Proceeds from borrowings under revolving
    credit facilities......................................    373,917      213,205
  Repayments of borrowings under revolving
    credit facilities......................................   (335,917)    (192,471)
  Repayments of long-term debt.............................     (2,807)      (3,261)
  Increase in loans to parent company......................   (280,000)     (29,130)
  Decrease in loans to parent company......................    280,000       28,951
  Debt issuance costs......................................          -       (2,124)
  Dividends to parent company..............................    (45,000)           -
  Capital contributions from parent company................     45,000            -
                                                             ---------    ---------
Net cash provided by financing activities..................     34,144       56,101
                                                             ---------    ---------
Effect of exchange rate fluctuations on cash and
  cash equivalents.........................................     (1,396)        (168)
                                                             ---------    ---------
Net change in cash and cash equivalents....................    (39,522)     (90,827)
Cash and cash equivalents, beginning of period.............    338,794      157,637
                                                             ---------    ---------
Cash and cash equivalents, end of period...................  $ 299,272    $  66,810
                                                             =========    =========



      The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

                                  (THOUSANDS)


                                                            NINE MONTHS ENDED
                                                          ----------------------
                                                          OCTOBER 2,  OCTOBER 3,
                                                             2005         2004
                                                          ----------  ----------

Supplemental Cash Flow Information:

  Cash paid during the period for:
    Interest (net of amount capitalized)................. $  62,443    $  63,690
    Income taxes (including taxes paid pursuant to the
       Tax Sharing Agreement)............................    37,650       14,348

  Acquisitions:
    Estimated fair market value of assets acquired....... $  30,722    $  30,421
    Purchase price of acquisitions.......................    30,005       27,280
                                                          ---------    ---------
    Liabilities assumed.................................. $     717    $   3,141
                                                          =========    =========
































      The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)





                     INTERNATIONAL SPECIALTY HOLDINGS INC.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

     The consolidated financial statements for International Specialty Holdings Inc. (the "Company") reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company and its consolidated subsidiaries at October 2, 2005, and the results of operations and cash flows for the three- and nine-month periods ended October 2, 2005 and October 3, 2004. All adjustments are of a normal recurring nature. Certain amounts in the 2004 consolidated financial statements have been reclassified to conform to the 2005 presentation. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission on March 31, 2005 (the "2004 Form 10-K").


NOTE 1.  LOANS TO PARENT COMPANY

     In August 2004, the Company entered into a loan agreement with its parent company, International Specialty Products Inc. ("ISP") pursuant to which the Company will allow ISP to borrow from time to time up to $350.0 million, with interest at the rate of 3.74% per annum on the outstanding principal balance Commencing in 2005, payment of interest is due in arrears on the outstanding principal balance on each January 31 and July 31. This facility will terminate in August 2007, although the Company may terminate or reduce the loan commitment at any time in its sole discretion. ISP has also agreed to enter into a loan agreement as the lender with an entity controlled by Samuel J. Heyman, ISP's and the Company's Chairman, on terms substantially the same as the loan agreement between the Company and ISP. Mr. Heyman is deemed to beneficially own (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) 100% of ISP's common stock. During the first nine months of 2005, the Company loaned a total of $280.0 million to ISP pursuant to this loan agreement. As of October 2, 2005, such amount had been repaid and no loans were outstanding under this loan agreement. Subsequent to October 2, 2005, the Company loaned $295.0 million to ISP pursuant to this loan agreement. As the Company may call this loan at any time, and the Company intends to demand repayment of such amount within the next twelve months, this $295.0 million loan will be classified on the Consolidated Balance Sheet as a "Short-term loan receivable from parent company."

     In connection with ISP's going private transaction in February 2003, ISP borrowed a total of $94.0 million pursuant to five loan agreements, dated March 3, 2003, with the Company's wholly-owned subsidiary, ISP Investco LLC and its indirect, wholly-owned subsidiary, ISP Ireland. The loans accrue interest at a fixed rate of 1.65% per annum. Three of the loans, with ISP Ireland, were for principal amounts of up to $20.0 million, $10.0 million and $5.0 million, with maturity dates of six, nine and twelve months, respectively, and could be extended beyond their maturity dates for periods of time equal to their original terms. The remaining two loans, with ISP Investco LLC, are for amounts up to $30.0 million and $40.0 million, with maturity dates of three years and can be extended beyond the maturity dates for an equal period of time. The three loans with ISP Ireland were repaid in December 2003. ISP Investco LLC then entered into a new loan agreement in December 2003 with ISP for an amount of up to $35.0 million. This loan has a term of 10 years and accrues interest at a fixed rate of 5.12% per annum. The balance of all such loans outstanding at each of October 2, 2005 and December 31, 2004 totaled, in the aggregate, $94.8 million.

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 1.  LOANS TO PARENT COMPANY - (CONTINUED)

     Interest income on the outstanding loans to ISP discussed above was $2.0 million and $0.7 million for the third quarter of 2005 and 2004, respectively, and $6.7 million and $2.0 million for the first nine months of 2005 and 2004, respectively.


NOTE 2.  DIVIDEND TO PARENT COMPANY; CAPITAL CONTRIBUTION FROM PARENT COMPANY

     In the first nine months of 2005, the Company paid cash dividends of $45.0 million to ISP. The dividends were accounted for as a charge to retained earnings of $13.1 million and a charge to additional paid-in capital of $31.9 million. Also, in the first nine months of 2005, the Company received capital contributions of $45.0 million from ISP.


NOTE 3.  NET SALES

     Included in net sales for the third quarter and nine months ended October 2, 2005 are $4.5 million of revenues associated with technology licensing activities. The costs associated with such activities have been included in cost of products sold.


NOTE 4.  OTHER OPERATING CHARGES

     The Company has implemented a program for the restructuring and consolidation of production capacity in the food ingredients product line within the specialty chemicals business segment. In March 2005, the Company entered into a long-term supply contract with an international company for the purchase of a product in the specialty chemicals business that the Company currently manufactures at its San Diego, California alginates plant. Accordingly, the Company performed an impairment review in the first quarter of 2005 and recorded a $10.5 million non-cash fixed asset impairment charge related to the San Diego facility. The impairment charge was determined based on a review of anticipated future cash flows related to this facility compared with the carrying value of the facility's fixed assets.

     In the fourth quarter of 2004, the Company decided to transfer certain production assets in its food ingredients product line from a leased facility in England to its plant in Girvan, Scotland and accrued $0.5 million for related severance costs. The Company announced in June 2005 that it would be closing the San Diego alginates plant in 2006 and transferring the manufacturing of many of its San Diego-produced alginates products to the Girvan plant. In the third quarter of 2005, the Company recognized charges of $3.9 million related to the closings of the San Diego plant and the leased facility in England. These charges included $1.8 million related to lease terminations, $1.2 million for severance costs and $0.9 million for other site exit costs. Additional expenses expected to be recognized related to these costs over the next nine months is in a range of $2.0 million to $4.0

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 4.  OTHER OPERATING CHARGES - (CONTINUED)

million. The liability at October 2, 2005 included in "Accrued liabilities" related to these plant closings was $2.6 million.


NOTE 5.  HURRICANE DAMAGES

     On September 24, 2005, Hurricane Rita damaged the Company's synthetic elastomers manufacturing facility in Port Neches, Texas and as a result, the plant was out of operation until late October. The Company is in the process of determining the total property damage and business interruption losses related to this event. The plant has resumed operations and all primary units are operating at or near capacity.


NOTE 6.  COMPREHENSIVE INCOME


                                               Third Quarter Ended      Nine Months Ended
                                               --------------------   ----------------------
                                               October 2,  October 3,  October 2,  October 3,
                                                  2005        2004        2005        2004
                                               ---------   ---------   ---------  -----------
                                                                (Thousands)
Net income...................................   $  7,713   $  7,855    $  46,711   $  46,591
                                                --------   --------    ---------   ---------
Other comprehensive income (loss), net of tax:
  Change in unrealized gains (losses) on
    available-for-sale securities:
    Unrealized holding gains arising
      during the period, net of income tax
      provision of $0, $(3,254), $(1,640)
      and $(4,756), respectively..............         -      6,835        3,044       9,270
    Less: reclassification adjustment for
      gains (losses) included in net income,
      net of income tax (provision) benefit of
      $0, $(1,302), $(2,154) and $267,
      respectively............................         -      2,560        3,999      (2,662)
                                                --------   --------    ---------   ---------
  Total change for the period.................         -      4,275         (955)     11,932
                                                --------   --------    ---------   ---------
Foreign currency translation adjustment.......      (404)     2,807      (10,368)       (711)
                                                --------   --------    ---------   ---------
Total other comprehensive income (loss).......      (404)     7,082      (11,323)     11,221
                                                --------   --------    ---------   ---------
Comprehensive income..........................  $  7,309   $ 14,937    $  35,388   $  57,812
                                                ========   ========    =========   =========


                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 6.  COMPREHENSIVE INCOME - (CONTINUED)

     Changes in the components of accumulated other comprehensive income for the nine months ended October 2, 2005 are as follows:


                                             Unrealized          Cumulative        Additional
                                             Gains (Losses)      Foreign           Minimum         Accumulated
                                             On Available-       Currency          Pension         Other
                                             for-Sale            Translation       Liability       Comprehensive
                                             Securities          Adjustment        Adjustment      Income
                                             --------------      -----------       ----------      -------------
                                                                         (Thousands)
  Balance, December 31, 2004...               $     955          $  19,981         $  (8,604)      $  12,332
  Change for the period........                    (955)           (10,368)                -         (11,323)
                                              ---------          ---------         ---------       ---------
  Balance, October 2, 2005.....               $       -          $   9,613         $  (8,604)      $   1,009
                                              =========          =========         =========       =========



NOTE 7.  INVENTORIES

     Inventories comprise the following:

                                       October 2,     December 31,
                                          2005            2004
                                       ---------      ------------
                                              (Thousands)
     Finished goods................     $135,782        $118,870
     Work-in-process...............       54,270          34,668
     Raw materials and supplies....       65,663          54,522
                                        --------        --------
     Inventories...................     $255,715        $208,060
                                        ========        ========

     At October 2, 2005 and December 31, 2004, $86.7 million and $76.7 million, respectively, of domestic inventories were valued using the LIFO method. If the FIFO inventory method had been used for these inventories, the value of inventories would have been $16.4 million and $9.0 million higher at October 2, 2005 and December 31, 2004, respectively.


NOTE 8.  GOODWILL AND INTANGIBLE ASSETS

     Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair value of the identifiable assets acquired and liabilities assumed. Through December 31, 2001, the Company amortized goodwill and certain other intangible assets on a straight-line basis over the expected useful lives of the underlying assets. In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002, goodwill is no longer being amortized over its estimated useful life. However, as required by SFAS No. 142, tests for impairment of goodwill are performed on at least an annual basis, or at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. The impairment testing is performed in two steps: (i) the Company determines impairment by comparing the fair value of a reporting unit with its carrying value; and (ii) if there is an impairment, the

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 8. GOODWILL AND INTANGIBLE ASSETS - (CONTINUED)

Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.

     To determine the fair value of each reporting unit, the Company utilizes a combination of an "income" approach and a "market value" approach. With the "income" approach, the Company develops a discounted cash flow analysis based upon budgets and projections reviewed and utilized by the Company's management. In addition to the projected cash flow, the Company develops an appropriate terminal value based on the operating results for the last year in the projection. Second, the Company develops a "market value" approach to value each reporting unit, utilizing profitability data of comparable publicly traded firms in each industry and compares the reporting unit with those independent firms. The two methods are then correlated based on the relevance and reliability of the two approaches.

     Other intangible assets are being amortized over their useful lives. The useful life of an intangible asset is based on management's assumptions regarding the expected use of the asset and other assumptions. If events or circumstances indicate that the life of an intangible asset has changed, it could result in higher future amortization charges or recognition of an impairment loss.

     The following schedule reconciles the changes in the carrying amount of goodwill, by business segment, for the nine months ended October 2, 2005.


                                       Specialty        Industrial       Synthetic         Mineral         Total
                                       Chemicals        Chemicals        Elastomers        Products        Goodwill
                                       ---------        ----------       ----------        --------        --------
                                                                         (Thousands)
   Balance, December 31, 2004........  $ 286,255        $        -       $        -        $  51,539       $ 337,794
   Valuation adjustment - payment of
     contingent consideration........      1,282                 -                -                -           1,282
   Translation adjustment............        944                 -                -                -             944
                                       ---------        ----------       ----------        ---------       ---------
   Balance, October 2, 2005..........  $ 288,481        $        -       $        -        $  51,539       $ 340,020
                                       =========        ==========       ==========        =========       =========


                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 8.  GOODWILL AND INTANGIBLE ASSETS - (CONTINUED)

     The following is information as of October 2, 2005 and December 31, 2004 related to the Company's acquired intangible assets:

                                                                      October 2, 2005            December 31, 2004
                                                Range of      ----------------------------  ----------------------------
                                              Amortizable     Gross Carrying   Accumulated  Gross Carrying   Accumulated
                                                 Lives           Amount       Amortization      Amount      Amortization
                                              -----------     --------------  ------------  --------------  ------------
                                                                                 (Dollars in Thousands)
  Intangible assets subject to amortization:
      Patents...............................  5-20 years      $    669        $   (212)     $    669        $   (170)
      Formulations..........................  5-10 years         2,740            (569)        2,740            (295)
      Unpatented technology.................  8-15 years         2,240            (186)        1,350             (75)
      Customer base......................... 10-15 years         2,348            (293)        2,348            (151)
      Non-compete agreements................  2- 5 years         3,419          (1,896)        3,419          (1,469)
      EPA registrations.....................     5 years           166            (124)          166             (99)
                                                              --------        --------      --------        --------
       Total amortizable intangible assets..                    11,582          (3,280)       10,692          (2,259)
                                                              --------        --------      --------        --------
  Intangible assets not subject
       to amortization:
      Trademarks............................                     5,596               -          5,596              -
      EPA registrations.....................                     4,648               -          4,648              -
                                                              --------        --------      ---------       --------
       Total unamortizable intangible assets                    10,244               -         10,244              -
                                                              --------        --------      ---------       --------

  Total intangible assets...................                  $ 21,826        $ (3,280)     $  20,936       $ (2,259)
                                                              ========        ========      =========       ========




        Estimated amortization expense:
        Year ending December 31,                             (Thousands)
                                                             ----------
        2005................................................  $   1,382
        2006................................................      1,447
        2007................................................      1,183
        2008................................................      1,183
        2009................................................        885


NOTE 9.  RELATED PARTY TRANSACTIONS

     During the second quarter of 2005, the Company amended its management agreement (the "Management Agreement"), effective January 1, 2005, whereby the Company, through a subsidiary, provides certain general management, administrative, legal, telecommunications, information and facilities services to Building Materials Corporation of America ("BMCA"), an affiliate, and ISP. The purpose of the amendment was to adjust the management fees payable by the parties under the Management Agreement. Charges by the Company for the year 2005 for providing such services under the amended Management Agreement will aggregate approximately $5.9 million. Charges by the Company for providing such services are reflected as reductions of "Selling, general and administrative" expenses in the Consolidated Statements of Operations.

     In addition, during the second quarter of 2005, a subsidiary of the Company entered into a management services agreement with Heyman Properties, LLC and Heyman Investment Associates Limited Partnership (collectively, the "Heyman Entities"), effective as of January 1, 2005. The term of the management services agreement is from January 1, 2005 through December 31, 2005, and may be renewed for additional one-year terms. Under the agreement, the Company will provide certain general management services, and the Heyman Entities will provide certain

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 9.  RELATED PARTY TRANSACTIONS - (CONTINUED)

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

     The Company's net periodic pension cost for the third quarter and first nine months of 2005 and 2004 for the Hourly Retirement Plan included the following components:


                                                 Third Quarter Ended              Nine Months Ended
                                              --------------------------      --------------------------
                                              October 2,      October 3,      October 2,      October 3,
                                                 2005            2004            2005            2004
                                              ----------      ----------      ----------      ----------
                                                                     (Thousands)
   Service cost.............................  $    48         $    69          $   144        $   207
   Interest cost............................      531             523            1,594          1,569
   Expected return on plan assets...........     (763)           (736)          (2,289)        (2,208)
   Amortization of actuarial losses.........      152             126              455            378
   Amortization of unrecognized prior
     service cost...........................       61              60              182            180
                                              -------         -------          -------        -------
   Net periodic pension cost................  $    29         $    42          $    86        $   126
                                              =======         =======          =======        =======




        The Company's net periodic pension cost for the third quarter and first nine months of 2005 and 2004 for the ISP Marl Plan included the following components:


                                                 Third Quarter Ended               Nine Months Ended
                                              --------------------------       --------------------------
                                              October 2,      October 3,       October 2,      October 3,
                                                 2005            2004             2005            2004
                                              ----------      ----------       ----------      ----------
                                                                     (Thousands)
   Service cost.............................  $    32         $    23          $    96         $   69
   Interest cost............................       55              48              165            144
   Amortization of actuarial losses.........        4               -               12              -
   Amortization of unrecognized prior
     service cost...........................        1               1                3              3
                                              -------         -------          -------         ------
   Net periodic pension cost................  $    92         $    72          $   276         $  216
                                              =======         =======          =======         ======


                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 10.  BENEFIT PLANS - (CONTINUED)

   Postretirement Medical and Life Insurance

     The Company generally does not provide postretirement medical and life insurance benefits, although it subsidizes such benefits for certain employees and certain retirees.

     The net periodic postretirement benefit (income) cost for the third quarter and first nine months of 2005 and 2004 included the following components:


                                                 Third Quarter Ended                Nine Months Ended
                                              -------------------------         -------------------------
                                              October 2,     October 3,         October 2,     October 3,
                                                 2005           2004               2005           2004
                                              ----------     ----------         ----------     ----------
                                                                     (Thousands)
   Service cost.............................  $     -        $    (9)           $    -         $    8
   Interest cost............................       70             75               210            281
   Amortization of actuarial gains..........      (37)           (33)             (112)           (66)
   Amortization of unrecognized prior
     service cost...........................      (88)           (71)             (263)          (213)
                                              -------        -------            ------         ------
   Net periodic postretirement benefit
     (income) cost..........................  $   (55)       $   (38)           $ (165)        $   10
                                              =======        =======            ======         ======



   Long-Term Incentive Plans

     The Company has two long-term incentive plans, the 2000 Long-Term
Incentive Plan and the 2003 Executive Long-Term Incentive Plan, which provide long-term compensation to executives, key management personnel and certain other employees based on ISP's "Book Value" (as defined in the plans). The value of incentive units granted under the plans is determined at the end of each fiscal quarter based on ISP's total Shareholder's Equity. The value on the date of grant is compared to the value as remeasured at the end of each quarter in order to determine compensation expense. Compensation expense related to these plans was $0.8 and $1.3 million for the third quarter of 2005 and 2004, respectively, and $6.3 and $7.1 million for the first nine months of 2005 and 2004, respectively.

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 11.  BUSINESS SEGMENT INFORMATION


                                                Third Quarter Ended      Nine Months Ended
                                               ---------------------   ----------------------
                                               October 2,  October 3,  October 2,  October 3,
                                                  2005        2004        2005        2004
                                               ---------   ---------   ---------   ----------
                                                                (Millions)
Net sales:
  Specialty Chemicals.......................   $   179.1   $   168.7   $   548.6   $   533.0
  Industrial Chemicals......................        75.2        50.5       197.7       148.3
  Synthetic Elastomers......................        48.3        42.8       153.7       116.9
  Mineral Products (1)......................        40.1        33.6       119.9       100.0
                                               ---------   ---------   ---------   ---------
Net sales...................................   $   342.7   $   295.6   $ 1,019.9   $   898.2
                                               =========   =========   =========   =========

Operating income (loss):
  Specialty Chemicals (2)...................   $    24.0   $    33.8   $    96.8   $   121.6
  Industrial Chemicals......................         8.4        (0.7)       16.3        (2.3)
  Synthetic Elastomers......................        (3.8)        0.7         2.6         5.3
  Mineral Products..........................         4.7         5.5        15.7        13.6
                                               ---------   ---------   ---------    --------
  Total segment operating income............        33.3        39.3       131.4       138.2
  Unallocated corporate office..............        (0.2)       (0.7)       (0.5)       (1.0)
                                               ---------   ---------   ---------   ---------
Total operating income......................        33.1        38.6       130.9       137.2
Interest expense, investment and interest
    income (loss) and other expense, net ...       (21.4)      (26.5)      (60.1)      (66.4)
                                               ---------   ---------   ---------   ---------
Income before income taxes..................   $    11.7   $    12.1   $    70.8   $    70.8
                                               =========   =========   =========   =========



(1) Includes sales to BMCA and its subsidiaries of $27.0 million and $24.2 million for the third quarter of 2005 and 2004, respectively, and $81.9 million and $73.3 million for the first nine months of 2005 and 2004, respectively.

(2) Operating income for the Specialty Chemicals business segment for the third quarter and first nine months of 2005 include $3.9 million and $14.4 million, respectively, of other operating charges related to a program for the restructuring and consolidation of production capacity in the food ingredients product line, including a $10.5 million non-cash charge for the impairment of fixed assets. See Note 4.

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 12.  UNRESTRICTED SUBSIDIARIES

     Under the indenture for the 10 5/8% Senior Secured Notes due 2009 (the "2009 Notes"), ISP Synthetic Elastomers LP and ISP Investco LLC have been designated as unrestricted subsidiaries for purposes of covenants relating to the 2009 Notes. The following table details, as required by the indenture governing the 2009 Notes, summary financial information showing the results of operations for the third quarter and first nine months of 2005 and 2004 and the net assets of the unrestricted subsidiaries as of October 2, 2005 and December 31, 2004.


                                                Third Quarter Ended      Nine Months Ended
                                               ---------------------   ----------------------
                                               October 2,  October 3,  October 2,  October 3,
                                                  2005        2004        2005        2004
                                               ---------   ---------   ---------   ----------
                                                                (Millions)
Net sales...................................   $    48.3   $    42.8   $   153.7   $   116.9
Operating income (loss).....................        (3.8)        0.7         2.6         5.3
Interest expense............................        (0.7)       (2.6)       (2.0)       (7.0)
Investment and interest income (loss), net..         2.0        (4.2)       12.1         2.0
Net income (loss)...........................        (1.6)       (4.1)        8.2         0.6



                                                                              As of
                                                                     -----------------------
                                                                     October 2,  December 31,
                                                                        2005         2004
                                                                     ---------   -----------
                                                                           (Millions)
Net assets..................................                         $   402.6   $     395.6



NOTE 13.  ACQUISITION

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


NOTE 14.  RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs," an amendment of Accounting Research Bulletin ("ARB") No. 43, Chapter 4, which discussed the general principles applicable to the pricing of inventory. SFAS No. 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 14.  RECENT ACCOUNTING PRONOUNCEMENTS - (CONTINUED)

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

     In December 2004, the FASB issued FASB Staff Position ("FSP") Nos. FAS 109-1 and FAS 109-2, each as a result of the passage in October 2004 of the American Jobs Creation Act of 2004 (the "Jobs Act"). FSP No. FAS 109-1 relates to a provision in the Jobs Act that provides a tax deduction of up to nine percent (when fully phased-in) on qualified production activities. The FASB indicated in FSP No. FAS 109-1 that this deduction should be accounted for as a special deduction in accordance with SFAS No. 109, "Accounting for Income Taxes," rather than as a tax rate reduction. This FSP was effective

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 14.  RECENT ACCOUNTING PRONOUNCEMENTS - (CONTINUED)

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

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 eliminates the requirement in APB Opinion No. 20, "Accounting Changes," to include the cumulative effect of changes in accounting principles in the Consolidated Statement of Operations in the period of change. Instead, SFAS No. 154 requires that changes in accounting principles be retrospectively applied, whereby the new accounting principle is applied to prior accounting periods as if that principle had always been used. SFAS No. 154 also redefines "restatement" as the revision of previously issued financial statements to reflect the correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and correction of errors made after the date SFAS No. 154 was issued. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. The Company will adopt the provisions of SFAS No. 154 as of January 1, 2006.

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 15.  CONTINGENCIES

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

     While the Company cannot predict whether adverse decisions or events can occur in the future, in the opinion of the Company's management, the resolution of the Environmental Claims should not be material to the business, liquidity, results of operations, cash flows or financial position of the Company. The Company accrues environmental costs when it is probable that it has incurred a liability and the expected amount can be reasonably estimated. The amount accrued reflects the Company's assumptions about remedial requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potential responsible parties at multiple-party sites, and the number and financial viability of other potentially responsible parties. Adverse decisions or events, particularly as to increases in remedial costs, discovery of new contamination, assertion of natural resource damages, plans for development of the Company's Linden, New Jersey property, and the liability and the financial responsibility of the Company's insurers and of the other parties involved at each site and their insurers, could cause the Company to increase its estimate of liability or decrease its estimate of insurance recoveries in respect of those matters. It is not currently possible to estimate the amount or range of any additional liability.

     The Company recognizes receivables for estimated environmental insurance recoveries that relate to both past expenses and estimated future liabilities when the claim for recovery is deemed probable. After considering the relevant legal issues and other pertinent factors, the Company believes that it will receive the estimated insurance recoveries and that the insurance recoveries could be in excess of the current estimated liability for all environmental claims, although there can be no assurance in this regard. Significant judgment is involved in estimating environmental liabilities and related insurance recoveries.

    The estimated liability for certain contaminated sites represents the present value of long-term future post-closure costs. Estimated future payments are discounted where ongoing operating and maintenance expenses are predicted to run over a multi-year period and the amount and timing can be reliably determined. These estimated costs are discounted at a rate of 5%, which represents a risk-free interest rate on monetary assets with maturities comparable to the environmental liability.

                     INTERNATIONAL SPECIALTY HOLDINGS INC.

NOTE 15.  CONTINGENCIES - (CONTINUED)

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

     On September 15, 1997, G-I Holdings received a notice from the Internal Revenue Service ("IRS") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P. (the "Surfactants Partnership"), a partnership in which G-I Holdings held an interest. On September 21, 2001, the IRS filed a proof of claim with respect to such deficiency in the G-I Holdings bankruptcy against G-I Holdings and ACI Inc., a subsidiary of G-I Holdings which also held an interest in the Surfactants Partnership and also has filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The basis for the proof of claim is whether the formation of the Surfactants Partnership qualified as a tax-free contribution pursuant to Section 721 of the Internal Revenue Code. If the proof of claim is sustained, ISP and/or certain of its subsidiaries together with G-I Holdings and several current and former subsidiaries of G-I Holdings would be severally liable for taxes and interest in the amount of approximately $305 million, computed as of October 2, 2005. On May 7, 2002, G-I Holdings, together with ACI Inc., filed an objection to the proof of claim, which objection will be heard by the United States District Court for the District of New Jersey overseeing the G-I Holdings bankruptcy. G-I Holdings has advised the Company that it believes that it will prevail in this tax matter involving the Surfactants Partnership, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position or results of operations. For additional information relating to G-I Holdings, reference is made to Notes 7 and 20 to consolidated financial statements contained in the 2004 Form 10-K.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


     Unless otherwise indicated by the context, "we," "us" and "our" refer to International Specialty Holdings Inc. and its consolidated subsidiaries.


CRITICAL ACCOUNTING POLICIES

     There have been no significant changes in our critical accounting policies during the first nine months of 2005. In order to supplement and enhance the disclosures on critical accounting policies contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission on March 31, 2005, our critical accounting policies, with appropriate modifications, are set forth in full below.

   Revenue Recognition

     Our revenue recognition policy is in accordance with U.S. generally accepted accounting principles, which require the recognition of sales when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and the collectibility of revenue is reasonably assured. Normal terms for sales of specialty and industrial chemicals and synthetic elastomers are 30 days net. Normal terms for sales of mineral products include a 1% discount if payment is made not later than the 15th of the month following date of sale. There are no special conditions for sales to third party distributors. For revenues associated with technology licensing activities, revenue is recognized using the proportional performance method based on the amount of labor effort completed relative to the total estimated labor effort required, which we believe is most representative of the earnings process.

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

  Goodwill and Other Intangible Assets

     Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair value of the identifiable assets acquired and liabilities assumed. Through December 31, 2001, we amortized goodwill and certain other intangible assets on a straight-line basis over the expected useful lives of the underlying assets. In accordance with the provisions of Statement of Financial Accounting Standards, which we refer to as "SFAS," No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002, goodwill is no longer being amortized over its estimated useful life. However, as required by SFAS No. 142, tests for impairment of goodwill are performed on at least an annual basis, or at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. The impairment testing is performed in two steps: (i) we determine impairment by comparing the fair value of a reporting unit with its carrying value; and (ii) if there is an impairment, we measure the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.

    To determine the fair value of each reporting unit, we utilize a combination of an "income" approach and a "market value" approach. With the "income" approach, we develop a discounted cash flow analysis based upon budgets and projections reviewed and utilized by our management. In addition to the projected cash flow, we develop an appropriate terminal value based on the operating results for the last year in the projection. Second, we develop a "market value" approach to value each reporting unit, utilizing profitability data of comparable publicly traded firms in each industry and compare the reporting unit with those independent firms. The two methods are then correlated based on the relevance and reliability of the two approaches.

     Other intangible assets are being amortized over their useful lives. The useful life of an intangible asset is based on management's assumptions regarding the expected use of the asset and other assumptions. If events or circumstances indicate that the life of an intangible asset has changed, it could result in higher future amortization charges or recognition of an impairment loss.

   Valuation of Long-Lived Assets

     Effective January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." At least annually, and more often if events or circumstances warrant such a review, the Company reviews the recoverability of long-lived assets to be held and used, including amortizable intangible assets, and identifies and measures any potential impairments. The carrying value of a long-lived asset to be held and used is considered impaired when the anticipated undiscounted cash flows from such an asset are less than the carrying value of the asset. If that occurs, a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset.

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

  Environmental Liability

     We accrue environmental costs when it is probable that we have incurred a liability and the expected amount can be reasonably estimated. The amount accrued reflects our assumptions about remedial requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potential responsible parties at multiple-party sites, and the number and financial viability of other potentially responsible parties. Adverse decisions or events, particularly as to increases in remedial costs, discovery of new contamination, assertion of natural resource damages, plans for development of our Linden, New Jersey property, and the liability and the financial responsibility of our insurers and of the other parties involved at each site and their insurers, could cause us to increase our estimate of liability or decrease our estimate of insurance recoveries in respect of those matters. It is not currently possible to estimate the amount or range of any additional liability.

     We recognize receivables for estimated environmental insurance recoveries that relate to both past expenses and estimated future liabilities when the claim for recovery is deemed probable. After considering the relevant legal issues and other pertinent factors, we believe that we will receive the estimated insurance recoveries and that the insurance recoveries could be in excess of the current estimated liability for all environmental claims, although there can be no assurance in this regard. Significant judgment is involved in estimating environmental liabilities and related insurance recoveries.

     The estimated liability for certain contaminated sites represents the present value of long-term future post-closure costs. Estimated future payments are discounted where ongoing operating and maintenance expenses are predicted to run over a multi-year period and the amount and timing can be reliably determined. These estimated costs are discounted at a rate of 5%, which represents a risk-free interest rate on monetary assets with maturities comparable to the environmental liability.

  Pension and Other Postemployment Benefits

     We maintain defined benefit plans that provide eligible employees with retirement benefits. In addition, while we generally do not provide postretirement medical and life insurance benefits, we subsidize such benefits for certain employees and certain retirees. The costs and obligations related to these benefits reflect our assumptions related to general economic conditions (particularly interest rates), expected return on plan assets, and rate of compensation increases for employees. We set the discount rate assumption annually for our retirement-related benefit plans at the measurement dates to reflect the yield of high-quality fixed-income debt instruments. The expected long-term rate of return on assets is derived from a detailed periodic study conducted by our actuaries and our financial management. The study includes a review of anticipated future long-term performance of individual asset categories. While the study gives appropriate consideration to recent plan performance and historical returns, the assumption is primarily a long-term prospective rate. The expected long-term rate of return assumption for our domestic hourly retirement plan is 9.5%. A 25 basis points increase or decrease in the discount rate would result in a plus or minus $0.1 million annual impact on pension expense and a plus or minus $0.9 million impact on the projected benefit obligation. A 25 basis points increase or decrease in the expected long-term rate of return on assets would result in a plus or minus $0.1 million annual impact on pension expense.

     Projected health care benefits additionally reflect our assumptions about health care cost trends. The cost of providing plan benefits also depends on demographic assumptions including retirements, mortality, turnover, and plan participation. If actual experience differs from these assumptions, the cost of providing these benefits could increase or decrease.


RESULTS OF OPERATIONS - THIRD QUARTER 2005 COMPARED WITH
                        THIRD QUARTER 2004

     Overview

     We recorded net income of $7.7 million for the third quarter of 2005, which included pre-tax other operating charges totaling $3.9 million, compared with net income of $7.9 million in the third quarter of 2004. The lower results for the third quarter of 2005 were attributable to lower operating income, which included the $3.9 million of other operating charges, and higher other expense, net, partially offset by higher investment and interest income.

     Net Sales. Net sales by business segment for the third quarter of 2005 and 2004 were:

                                                       Third Quarter Ended
                                                   ---------------------------
                                                   October 2,       October 3,
                                                      2005             2004
                                                   ----------       ----------
                                                           (Millions)
          Specialty chemicals....................  $   179.1        $   168.7
          Industrial chemicals...................       75.2             50.5
          Synthetic elastomers...................       48.3             42.8
          Mineral products.......................       40.1             33.6
                                                   ---------        ---------
            Net sales............................  $   342.7        $   295.6
                                                   =========        =========

     Net sales for the third quarter of 2005 were $342.7 million compared with $295.6 million in the third quarter of 2004. The $47.1 million (16%) increase in sales resulted primarily from higher unit volumes in all business segments and, to a lesser extent, higher pricing, and included revenues associated with technology licensing activities.

     Gross Margin. Our gross margin in the third quarter of 2005 was 26.5% compared with 30.1% in the third quarter of 2004. The lower margin was attributable to higher raw material and energy costs in all business segments, as well as expenses incurred at the Port Neches, Texas synthetic elastomers plant as a result of Hurricane Rita, partially offset by favorable pricing in all business segments.

     Selling, General and Administrative. Selling, general and administrative expenses increased 7% in the third quarter of 2005 to $53.6 million from $49.9 million in the third quarter of 2004; however, as a percent of sales, these expenses decreased to 15.6% in the third quarter of 2005 from 16.9% in the third quarter of 2004. The increase in selling, general and administrative expenses in the third quarter of 2005 related primarily to higher freight and distribution costs and increased selling expenses as a result of the higher sales levels.

     Other Operating Charges. Other operating charges of $3.9 million in the third quarter of 2005 represent charges related to our program for the restructuring and consolidation of production capacity in the food ingredients product line within the specialty chemicals business segment. In the fourth quarter of 2004, we decided to transfer certain production assets in the food ingredients product line from a leased facility in England to our plant in Girvan, Scotland and accrued $0.5 million for related severance costs. We announced in June 2005 that we would be closing our San Diego, California alginates plant in 2006 and transferring the manufacturing of many of the San Diego-produced alginates products to the Girvan plant. In the third quarter of 2005, we recognized charges of $3.9 million related to the closings of the San Diego plant and the leased facility in England. These charges included $1.8 million related to lease terminations, $1.2 million for severance costs and $0.9 million for other site exit costs. Additional expenses expected to be recognized related to these costs is in a range of $2.0 million to $4.0 million.

     Operating Income. Operating income (loss) by business segment for the third quarter of 2005 and 2004 was:

                                                       Third Quarter Ended
                                                   ---------------------------
                                                   October 2,       October 3,
                                                      2005             2004
                                                   ---------        ----------
                                                           (Millions)
          Specialty chemicals....................  $    24.0        $    33.8
          Industrial chemicals...................        8.4             (0.7)
          Synthetic elastomers...................       (3.8)             0.7
          Mineral products.......................        4.7              5.5
                                                   ---------        ---------
            Total segment operating income.......       33.3             39.3
          Unallocated corporate office...........       (0.2)            (0.7)
                                                   ---------        ---------
            Operating income.....................  $    33.1        $    38.6
                                                   =========        =========

     Operating income for the third quarter of 2005 was $33.1 million, which included the $3.9 million of other operating charges discussed above. Excluding such charges, operating income was $37.0 million compared with $38.6 million in the third quarter of 2004 (see "Non-GAAP Financial Measures" below). Operating income for the 2005 third quarter was adversely impacted by Hurricane Rita, increased raw material and energy costs, and higher manufacturing costs including depreciation expense associated with capacity expansion programs, partially offset by the favorable effect of higher unit volumes and pricing.

     The specialty chemicals segment recorded operating income of $24.0 million for the third quarter of 2005. On a comparable basis, excluding the aforementioned other operating charges of $3.9 million, operating income for the segment was $27.9 million compared with $33.8 million in the third quarter of 2004. The lower operating income was primarily due to higher raw material, energy and manufacturing costs.

     The industrial chemicals segment recorded operating income of $8.4 million in the third quarter of 2005 compared with an operating loss of $0.7 million in the third quarter of 2004. The segment's improved performance was achieved primarily as a result of higher unit volumes (including the acquisition of the Lima, Ohio production facility in the first quarter of 2005) and favorable pricing, partially offset by increased raw material and energy costs.

     The synthetic elastomers segment recorded an operating loss of $3.8 million in the third quarter of 2005 compared with operating income of $0.7 million in the third quarter of 2004. The results were adversely impacted by lower volumes caused by Hurricane Rita and the downtime for maintenance and repairs to complete a manufacturing cost improvement program that was implemented in the second quarter of 2005. In addition, the lower operating income also resulted from increased manufacturing, raw material and energy costs, partially offset by higher pricing. On September 24, 2005, Hurricane Rita damaged the synthetic elastomers manufacturing facility in Port Neches, Texas and as a result, the plant was out of operation until late October. The plant has resumed operations and all primary units are operating at or near capacity.

     Operating income for the mineral products segment was $4.7 million in the third quarter of 2005 compared with $5.5 million in the third quarter of 2004, as the favorable impact of higher unit volumes and pricing was more than offset by increased raw material and energy costs and higher freight and distribution expenses.

     Interest Expense. Interest expense for the third quarter of 2005 was $20.5 million compared with $20.9 million in the same period in 2004. The $0.4 million (2%) decrease in interest expense was attributable to lower average borrowings ($1.9 million impact), partially offset by higher average interest rates ($1.5 million impact).

     Investment and Interest Income (Loss), Net. Investment and interest income, net, was $2.0 million in the third quarter of 2005 compared with $4.2 million of losses from our investment portfolio in the third quarter of 2004. Interest income for the third quarter of 2005 and 2004 on loans to our parent company, International Specialty Products Inc., which we refer to as "ISP," (see Note 1 to consolidated financial statements) totaled $2.0 million and $0.7 million, respectively.

     Other Expense, Net. Other expense, net, comprises foreign exchange gains and losses resulting from the revaluation of foreign currency-denominated accounts receivable and payable as a result of changes in exchange rates, and other nonoperating items of expense. Other expense, net, was $2.9 million in the third quarter of 2005 compared with $1.4 million in the third quarter of 2004. The higher expense in the third quarter of 2005 was due to unfavorable foreign exchange.

     Income Taxes. In the third quarter of 2005, we recorded a provision for income taxes of $4.0 million. Our effective tax rate was 34.1% for the third quarter of 2005 and 35.0% for the third quarter of 2004.

     Unrestricted Subsidiaries. Under the indenture for the 10 5/8% Senior Secured Notes due 2009, which we refer to as the "2009 Notes," ISP Synthetic Elastomers LP and ISP Investco LLC have been designated as unrestricted subsidiaries for purposes of covenants relating to the 2009 Notes. The following table details, as required by the indenture governing the 2009 Notes, summary financial information showing the results of operations for the third quarter of 2005 and 2004.

                                                           Third Quarter Ended
                                                          ---------------------
                                                          October 2,  October 3,
                                                             2005        2004
                                                          ---------   ---------
                                                                 (Millions)

        Net sales......................................   $  48.3   $    42.8
        Operating income (loss)........................      (3.8)        0.7
        Interest  expense..............................      (0.7)       (2.6)
        Investment and interest income (loss), net.....       2.0        (4.2)
        Net loss.......................................      (1.6)       (4.1)


Business Segment Review

     A discussion of operating results for each of our business segments follows. We operate our business through four reportable business segments: specialty chemicals, industrial chemicals, synthetic elastomers, and mineral products. The operating income for the third quarter of 2005 for the specialty chemicals business segment discussed below is adjusted for the non-GAAP financial measures in the table below.

   Non-GAAP Financial Measures

     The business segment review below and the discussion of operating income above contain information regarding non-GAAP financial measures contained within the meaning of Item 10 of Regulation S-K promulgated by the Securities and Exchange Commission. As used herein, "GAAP" refers to U.S. generally accepted accounting principles. We use non-GAAP financial measures to eliminate the effect of certain other operating gains and charges on reported operating income. Management believes that these financial measures are useful to bondholders and financial institutions because such measures exclude transactions that are unusual due to their nature or infrequency and therefore allow bondholders and financial institutions to more readily compare our company's performance from period to period. Management uses this information in monitoring and evaluating our company's performance and the performance of individual business segments. The non-GAAP financial measures included herein have been reconciled to the most directly comparable GAAP financial measure as is required under Item 10 of Regulation S-K regarding the use of such financial measures. These non-GAAP financial measures should be considered in addition to, and not as a substitute, or superior to, operating income or other measures of financial performance determined in accordance with GAAP.


                                                           Third Quarter Ended
                                                         -----------------------
                                                         October 2,   October 3,
                                                            2005         2004
                                                         ----------   ----------
                                                               (Millions)
Reconciliation of non-GAAP financial measures:

Operating income per GAAP............................... $    33.1    $    38.6
Non-GAAP adjustments:
     Add: Other operating charges(1)....................       3.9            -
                                                         ---------    ---------
Operating income as adjusted............................ $    37.0    $    38.6
                                                         =========    =========
Supplemental Business Segment Information:

Operating income (loss):
     Operating Income per GAAP - Specialty Chemicals.... $    24.0    $    33.8
     Non-GAAP adjustments (1)...........................       3.9            -
                                                         ---------    ---------
     Operating Income - Specialty Chemicals as adjusted. $    27.9    $    33.8
                                                         =========    =========

     Operating Income (Loss) per GAAP - Industrial
       Chemicals........................................ $     8.4    $    (0.7)
     Non-GAAP adjustments...............................         -            -
                                                         ---------    ---------
     Operating Income (Loss) - Industrial Chemicals as
       adjusted......................................... $     8.4    $    (0.7)
                                                         =========    =========

     Operating Income (Loss) per GAAP - Synthetic
       Elastomers....................................... $    (3.8)   $     0.7
     Non-GAAP adjustments...............................         -            -
                                                         ---------    ---------
     Operating Income (Loss) - Synthetic Elastomers
       as adjusted...................................... $    (3.8)   $     0.7
                                                         =========    =========

     Operating Income per GAAP - Mineral Products....... $     4.7    $     5.5
     Non-GAAP adjustments...............................         -            -
                                                         ---------    ---------
     Operating Income - Mineral Products as adjusted.... $     4.7    $     5.5
                                                         =========    =========

     Total segment operating income as adjusted......... $    37.2    $    39.3
     Unallocated corporate office per GAAP..............      (0.2)        (0.7)
                                                         ---------    ---------
     Operating income as adjusted....................... $    37.0    $    38.6
                                                         =========    =========

   (1) Non-GAAP adjustments in the third quarter of 2005 of $3.9 million represent severance and other costs related to a program for the restructuring and consolidation of production capacity in the food ingredients product line within the specialty chemicals segment. See "Other Operating Charges" above.


Specialty Chemicals

     Sales in the third quarter of 2005 were $179.1 million compared with $168.7 million in the same period in 2004. The 6% increase in sales was principally due to higher unit volumes of pharmaceutical and beverage products.

     Operating income for the specialty chemicals segment was $24.0 million for the third quarter of 2005. On a comparable basis, excluding the aforementioned other operating charges, operating income was $27.9 million compared with $33.8 million in the third quarter of 2004. The lower operating income was primarily attributable to higher raw material and energy costs (totaling $9.4 million).

Industrial Chemicals

     Sales in the third quarter of 2005 were $75.2 million compared with $50.5 million in the third quarter of 2004. The 49% increase in sales resulted primarily from higher unit volumes ($17.4 million), including the impact of the first quarter 2005 acquisition of the Lima, Ohio production facility and, to a lesser extent, favorable pricing ($7.3 million).

     The industrial chemicals segment recorded operating income of $8.4 million in the third quarter of 2005 compared with an operating loss of $0.7 million in the third quarter of 2004. The segment's improved performance was achieved mainly as a result of the higher unit volumes (including the acquisition of the Lima, Ohio production facility). The improvement in pricing for the industrial chemicals segment more than offset raw material and energy cost increases (totaling $3.0 million).

Synthetic Elastomers

     Sales for the synthetic elastomers segment were $48.3 million for the third quarter of 2005 compared with $42.8 million in the same period in 2004. The 13% increase in sales was due to favorable pricing ($7.8 million), partially offset by lower unit volumes.

     The synthetic elastomers segment recorded an operating loss of $3.8 million in the third quarter of 2005 compared with operating income of $0.7 million in the same period in 2004. The results were adversely impacted by lower volumes caused by Hurricane Rita and the downtime for maintenance and repairs to complete a manufacturing cost improvement program that was implemented in the second quarter of 2005. In addition, the lower operating income also resulted from higher manufacturing, raw material and energy costs (totaling $9.7 million), including costs incurred in the last week of the quarter relating to Hurricane Rita, and higher operating expenses. These adverse factors were partially offset by higher pricing ($7.8 million).

Mineral Products

     Sales for the mineral products segment for the third quarter of 2005 were $40.1 million compared with $33.6 million for the third quarter of 2004. The 19% increase in sales was due to higher unit volumes ($4.2 million), as a result of industry-wide growth, and favorable pricing. The increase in sales included 12% higher sales to Building Materials Corporation of America, an affiliate that we refer to as "BMCA."

     Operating income for the mineral products segment was $4.7 million in the third quarter of 2005 compared with $5.5 million for the third quarter of 2004. The lower operating income resulted from increased raw material and energy costs (totaling $3.9 million) and higher freight and distribution expenses, partially offset by favorable pricing ($2.3 million) and the favorable impact of higher unit volumes.

RESULTS OF OPERATIONS - FIRST NINE MONTHS 2005 COMPARED WITH
                        FIRST NINE MONTHS 2004

     Overview

     We recorded net income of $46.7 million for the first nine months of 2005, which included pre-tax other operating charges totaling $14.4 million, including a non-cash, pre-tax asset impairment charge of $10.5 million (see "Other Operating Charges" below), compared with net income of $46.6 million in the first nine months of 2004. The slight increase in net income for the first nine months of 2005 was attributable to higher investment and interest income and lower interest expense, partially offset by lower operating income, which included the $14.4 million of other operating charges, and higher other expense, net.

     Net Sales. Net sales by business segment for the first nine months of 2005 and 2004 were:

                                                        Nine Months Ended
                                                   ---------------------------
                                                   October 2,       October 3,
                                                      2005             2004
                                                   ----------       ----------
                                                          (Millions)
          Specialty chemicals....................  $   548.6        $   533.0
          Industrial chemicals...................      197.7            148.3
          Synthetic elastomers...................      153.7            116.9
          Mineral products.......................      119.9            100.0
                                                   ---------        ---------
            Net sales............................  $ 1,019.9        $   898.2
                                                   =========        =========

     Net sales for the first nine months of 2005 were $1,019.9 million compared with $898.2 million in the first nine months of 2004. The $121.7 million (14%) increase in sales resulted primarily from higher pricing, as well as higher unit volumes and the favorable impact of the weaker U.S. dollar, and included revenues associated with technology licensing activities.

     Gross Margin. Our gross margin in the first nine months of 2005 was 30.4% compared with 32.2% in the first nine months of 2004. The lower margin was attributable to higher raw material, energy and manufacturing costs in all business segments, partially offset by favorable pricing and the favorable impact of the weaker U.S. dollar. Manufacturing costs in the first nine months of 2005 were adversely impacted by plant integration costs for the Lima, Ohio production facility acquired in the first quarter of 2005 (see further discussion below) and by a manufacturing cost improvement program at the Port Neches, Texas synthetic elastomers facility (see further discussion below), as well as expenses incurred at the Port Neches plant as a result of Hurricane Rita.

     Selling, General and Administrative. Selling, general and administrative expenses increased 8% in the first nine months of 2005 to $163.5 million from $151.5 million in the first nine months of 2004; however, as a percent of sales, these expenses decreased to 16.0% in the first nine months of 2005 from 16.9% in the first nine months of 2004. The increase in selling, general and administrative expenses in the first nine months of 2005 related primarily to higher freight and distribution costs and increased selling expenses as a result of the higher sales levels.

     Other Operating Charges. Other operating charges of $14.4 million in the first nine months of 2005 related to our program for the restructuring and consolidation of production capacity in the food ingredients product line within the specialty chemicals business segment and included a $10.5 million non-cash fixed asset impairment charge. In March 2005, we entered into a long-term supply contract with an international company for the purchase of a product in the specialty chemicals business that we currently manufacture at our San Diego, California alginates plant. Accordingly, we performed an impairment review in the first quarter of 2005 and recorded a $10.5 million non-cash fixed asset impairment charge related to the San Diego facility. The impairment charge was determined based on a review of anticipated future cash flows related to this facility compared with the carrying value of the facility's fixed assets.

     Other operating charges also include $3.9 million for severance costs and closure costs related to the above restructuring and consolidation program. In the fourth quarter of 2004, we decided to transfer certain production assets in the food ingredients product line from a leased facility in England to our plant in Girvan, Scotland and accrued $0.5 million for related severance costs. We announced in June 2005 that we would be closing our San Diego, California alginates plant in 2006 and transferring the manufacturing of many of the San Diego-produced alginates products to the Girvan plant. In the third quarter of 2005, we recognized charges of $3.9 million related to the closings of the San Diego plant and the leased facility in England. These charges included $1.8 million related to lease terminations, $1.2 million for severance costs and $0.9 million for other site exit costs. Additional expenses expected to be recognized related to these costs is in a range of $2.0 million to $4.0 million.

     Operating Income. Operating income (loss) by business segment for the first nine months of 2005 and 2004 was:

                                                        Nine Months Ended
                                                   ---------------------------
                                                   October 2,       October 3,
                                                      2005             2004
                                                   ---------        ----------
                                                          (Millions)
          Specialty chemicals....................  $    96.8        $   121.6
          Industrial chemicals...................       16.3             (2.3)
          Synthetic elastomers...................        2.6              5.3
          Mineral products.......................       15.7             13.6
                                                   ---------        ---------
            Total segment operating income.......      131.4            138.2
          Unallocated corporate office...........       (0.5)            (1.0)
                                                   ---------        ---------
            Operating income.....................  $   130.9        $   137.2
                                                   =========        =========

     Operating income for the first nine months of 2005 was $130.9 million, which included the $14.4 million of other operating charges discussed above. Excluding such charges, operating income increased 6% to $145.3 million from $137.2 million in the first nine months of 2004 (see "Non-GAAP Financial Measures" below) primarily due to favorable pricing and, to a lesser extent, higher unit volumes, in all business segments. Increased operating income as a result of the 14% increase in sales for the first nine months of 2005 was partially offset by the impact of Hurricane Rita in the third quarter, increased raw material and energy costs in all business segments, higher manufacturing costs including depreciation expense associated with capacity expansion programs, and $2.4 million of integration costs in connection with the acquisition of the Lima, Ohio production facility in the first quarter of 2005.

     The specialty chemicals segment recorded operating income of $96.8 million in the first nine months of 2005. On a comparable basis, excluding the aforementioned impairment and other operating charges of $14.4 million in this year's first nine months, operating income was $111.2 million compared with $121.6 million in the first nine months of 2004. The lower operating income was primarily due to higher raw material and energy costs.

     The industrial chemicals segment recorded operating income of $16.3 million in the first nine months of 2005 compared with an operating loss of $2.3 million in the first nine months of 2004. The segment's improved performance was achieved mainly as a result of higher pricing which more than offset increased raw material and energy costs. The higher operating income was also favorably impacted by higher unit volumes (including the acquisition of the Lima, Ohio production facility in the first quarter of 2005), partially offset by $2.4 million of one-time integration costs in connection with that acquisition.

     The synthetic elastomers segment recorded operating income of $2.6 million in the first nine months of 2005 compared with $5.3 million in the first nine months of 2004. The results were adversely impacted by lower volumes caused by Hurricane Rita and the downtime for maintenance and repairs to complete a manufacturing cost improvement program that was implemented in the second quarter of 2005. In addition, the lower operating income also resulted from increased manufacturing, raw material and energy costs, partially offset by higher pricing.

     Operating income for the mineral products segment was $15.7 million in the first nine months of 2005 compared with $13.6 million in the first nine months of 2004. The 15% improvement in operating income was attributable to favorable pricing and the positive impact of higher unit volumes, partially offset by increased raw material and energy costs and higher freight and distribution expenses.

     Interest Expense. Interest expense for the first nine months of 2005 was $59.7 million compared with $62.7 million in the same period in 2004. The $3.0 million (5%) decrease in interest expense was attributable to lower average borrowings ($5.9 million impact), partially offset by higher average interest rates ($2.9 million impact).

     Investment and Interest Income, Net. Investment and interest income, net, in the first nine months of 2005 was $12.3 million compared with $2.0 million in the first nine months of 2004, which included a $5.5 million other than temporary impairment charge related to an available-for-sale equity security that was held in our investment portfolio. During the first nine months of 2005, we loaned a total of $280.0 million to our parent company, ISP, pursuant to a loan agreement (see "Liquidity and Financial Condition" below and Note 1 to consolidated financial statements). This loan was repaid in full during the third quarter of 2005. Interest on the loan is at a rate of 3.74% per annum on the outstanding principal balance and is included in investment and interest income for the first nine months of 2005. Interest income for the first nine months of 2005 and 2004 on all loans to ISP totaled $6.7 million and $2.0 million, respectively.

     Other Expense, Net. Other expense, net, comprises foreign exchange gains and losses resulting from the revaluation of foreign currency-denominated accounts receivable and payable as a result of changes in exchange rates, and other nonoperating items of expense. Other expense, net, was $12.6 million in the first nine months of 2005 compared with $5.7 million in the first nine months of 2004. The higher expense in the first nine months of 2005 was due to unfavorable foreign exchange.

     Income Taxes. In the first nine months of 2005, we recorded a provision for income taxes of $24.1 million. Our effective tax rate was 34.1% for the first nine months of 2005 and 34.2% for the first nine months of 2004.

     Unrestricted Subsidiaries. Under the indenture for the 2009 Notes, ISP Synthetic Elastomers LP and ISP Investco LLC have been designated as unrestricted subsidiaries for purposes of covenants relating to the 2009 Notes. The following table details, as required by the indenture governing the 2009 Notes, summary financial information showing the results of operations for the first nine months of 2005 and 2004 and the net assets of the unrestricted subsidiaries as of October 2, 2005 and December 31, 2004.

                                                          Nine Months Ended
                                                      ------------------------
                                                      October 2,    October 3,
                                                         2005          2004
                                                      ---------   ------------
                                                            (Millions)

       Net sales....................................  $   153.7   $     116.9
       Operating income.............................        2.6           5.3
       Interest expense.............................       (2.0)         (7.0)
       Investment and interest income...............       12.1           2.0
       Net income...................................        8.2           0.6

                                                              As of
                                                      -----------------------
                                                      October 2,  December 31,
                                                         2005         2004
                                                      ---------   -----------
                                                            (Millions)

       Net assets...................................  $   402.6   $     395.6


Business Segment Review

     A discussion of operating results for each of our business segments follows. We operate our business through four reportable business segments: specialty chemicals, industrial chemicals, synthetic elastomers, and mineral products. The operating income for the first nine months of 2005 for the specialty chemicals business segment discussed below is adjusted for the non-GAAP financial measure in the table below.

   Non-GAAP Financial Measures

     The business segment review below and the discussion of operating income above contain information regarding non-GAAP financial measures contained within the meaning of Item 10 of Regulation S-K promulgated by the Securities and Exchange Commission. As used herein, "GAAP" refers to U.S. generally accepted accounting principles. We use non-GAAP financial measures to eliminate the effect of certain other operating gains and charges on reported operating income. Management believes that these financial measures are useful to bondholders and financial institutions because such measures exclude transactions that are unusual due to their nature or infrequency and therefore allow bondholders and financial institutions to more readily compare our company's performance from period to period. Management uses this information in monitoring and evaluating our company's performance and the performance of individual business segments. The non-GAAP financial measures included herein have been reconciled to the most directly comparable GAAP financial measure as is required under Item 10 of Regulation S-K regarding the use of such financial measures. These non-GAAP financial measures should be considered in addition to, and not as a substitute, or superior to, operating income or other measures of financial performance determined in accordance with GAAP.

                                                            Nine Months Ended
                                                         -----------------------
                                                         October 2,   October 3,
                                                            2005         2004
                                                         ----------   ----------
                                                               (Millions)
Reconciliation of non-GAAP financial measures:

Operating income per GAAP............................... $   130.9    $   137.2
Non-GAAP adjustments:
     Add: Other operating charges(1)....................      14.4            -
                                                         ---------    ---------
Operating income as adjusted............................ $   145.3    $   137.2
                                                         =========    =========
Supplemental Business Segment Information:

Operating income (loss):
     Operating Income per GAAP - Specialty Chemicals.... $    96.8    $   121.6
     Non-GAAP adjustments (1)...........................      14.4            -
                                                         ---------    ---------
     Operating Income - Specialty Chemicals as adjusted. $   111.2    $   121.6
                                                         =========    =========

     Operating Income (Loss) per GAAP - Industrial
       Chemicals........................................ $    16.3    $    (2.3)
     Non-GAAP adjustments...............................         -            -
                                                         ---------    ---------
     Operating Income (Loss) - Industrial Chemicals as
       adjusted......................................... $    16.3    $    (2.3)
                                                         =========    =========

     Operating Income per GAAP - Synthetic Elastomers... $     2.6    $     5.3
     Non-GAAP adjustments...............................         -            -
                                                         ---------    ---------
     Operating Income - Synthetic Elastomers as adjusted $     2.6    $     5.3
                                                         =========    =========

     Operating Income per GAAP - Mineral Products....... $    15.7    $    13.6
     Non-GAAP adjustments...............................         -            -
                                                         ---------    ---------
     Operating Income - Mineral Products as adjusted.... $    15.7    $    13.6
                                                         =========    =========

     Total segment operating income as adjusted......... $   145.8    $   138.2
     Unallocated corporate office per GAAP..............      (0.5)        (1.0)
                                                         ---------    ---------
     Operating income as adjusted....................... $   145.3    $   137.2
                                                         =========    =========

   (1) Non-GAAP adjustments in the first nine months of 2005 represent $14.4 million of other operating charges related to a program for the restructuring and consolidation of production capacity in the food ingredients product line within the specialty chemicals segment, including a $10.5 million non-cash charge for the impairment of fixed assets at one of our domestic manufacturing facilities. See "Other Operating Charges" above.


Specialty Chemicals

     Sales in the first nine months of 2005 were $548.6 million compared with $533.0 million for the first nine months of 2004. The 3% increase in sales was primarily due to the favorable impact of the weaker U.S. dollar ($7.0 million), primarily in Europe, and, to a lesser extent, higher unit volumes and pricing.

     The specialty chemicals segment recorded operating income of $96.8 million in the first nine months of 2005. On a comparable basis, excluding the aforementioned impairment and other operating charges of $14.4 million in this year's first nine months, operating income was $111.2 million compared with $121.6 million in the first nine months of 2004. The lower operating income was primarily attributable to higher raw material and energy costs (totaling $19.1 million), partially offset by the favorable impact of higher unit volumes and the weaker U.S. dollar ($2.8 million).

Industrial Chemicals

     Sales in the first nine months of 2005 were $197.7 million compared with $148.3 million in the same period in 2004. The 33% increase in sales resulted from favorable pricing ($30.9 million), higher unit volumes ($15.1 million), including the impact of the first quarter 2005 acquisition of the Lima, Ohio production facility and, to a lesser extent, the favorable effect of the weaker U.S. dollar ($3.4 million).

     The industrial chemicals segment recorded operating income of $16.3 million in the first nine months of 2005 compared with an operating loss of $2.3 million in the first nine months of 2004. The industrial chemicals segment's improved pricing more than offset higher raw material and energy costs (totaling $15.2 million). The segment's improved performance was also favorably impacted by higher unit volumes and an improved product mix (totaling $8.8 million), partially offset by $2.4 million of one-time integration costs in connection with the Lima acquisition.

Synthetic Elastomers

     Sales for the synthetic elastomers segment were $153.7 million for the first nine months of 2005 compared with $116.9 million in the same period in 2004. The 31% increase in sales was attributable to favorable pricing ($40.2 million).

     Operating income for synthetic elastomers was $2.6 million in the first nine months of 2005 compared with $5.3 million in the same period in 2004. The segment's aforementioned improved pricing more than offset raw material cost increases ($20.8 million). However, the segment's results were adversely impacted by higher manufacturing costs for the Port Neches, Texas facility and the impact of Hurricane Rita. The higher manufacturing costs resulted from a second quarter 2005 manufacturing cost improvement program designed to enhance plant reliability and efficiency, which resulted in downtime for maintenance and repairs. The program was implemented in the second quarter of 2005 and was completed in July.

Mineral Products

     Sales for the mineral products segment for the first nine months of 2005 were $119.9 million compared with $100.0 million for the first nine months of 2004. The 20% increase in sales was due to higher unit volumes ($12.6 million), as a result of industry-wide growth, and favorable pricing and included 12% higher sales to BMCA, an affiliate.

     Operating income for the mineral products segment was $15.7 million in the first nine months of 2005 compared with $13.6 million for the first nine months of 2004. The 15% improvement in operating income resulted from favorable pricing ($7.3 million) and the favorable impact of higher unit volumes, partially offset by increased raw material and energy costs (totaling $7.6 million) and higher freight and distribution expenses.

LIQUIDITY AND FINANCIAL CONDITION

   Cash Flows and Cash Position

     During the first nine months of 2005, our net cash outflow before financing activities was $72.3 million, including the reinvestment of $137.2 million for capital programs and acquisitions, partially offset by $45.7 million of cash generated from operations and $19.2 million of cash proceeds from sales of available-for-sale securities.

     Operating Activities. Net cash generated from operating activities totaled $45.7 million for the first nine months of 2005, which included a cash outflow of $62.7 million for additional working capital. The additional working capital cash outlay included a $31.9 million increase in receivables as a result of higher sales and a $35.7 million increase in inventories to support our sales growth, partially offset by a $5.1 million net increase in payables and accrued liabilities.

     Investing Activities. Net cash used in investing activities in the first nine months of 2005 totaled $118.0 million, primarily attributable to $137.2 million of cash used for capital expenditures and acquisitions, partially offset by $19.2 million of proceeds from the sale of available-for-sale securities.

     Capital expenditures in the first nine months of 2005 included $33.6 million for the purchase of equipment at our Freetown, Massachusetts facility. We entered into an operating lease in 1998 for a sale-leaseback transaction related to this equipment. The lease had an initial term of four years and, at our option, up to three one-year renewal periods. The lease provided for a substantial guaranteed payment by us, adjusted at the end of each renewal period, and included purchase and return options at fair market values determined at the inception of the lease. We had the right to exercise a purchase option with respect to the leased equipment, or the equipment could be returned to the lessor and sold to a third party. We exercised the purchase option in the first quarter of 2005 for a purchase price of $33.6 million. Our total capital expenditures for the year 2005 are expected to be approximately $140 million.

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

     Financing Activities. Net cash provided by financing activities in the first nine months of 2005 totaled $34.1 million, principally $38.0 million of revolving credit borrowings, net of repayments, under our senior credit facilities, partially offset by $2.8 million of repayments of long-term debt and a $1.0 million decrease in short-term borrowings.

     In August 2004, we entered into a loan agreement with our parent company, ISP, pursuant to which we will allow ISP to borrow from time to time up to $350.0 million, with interest at the rate of 3.74% per annum on the outstanding principal balance. Commencing in 2005, payment of interest is due in arrears on the outstanding principal balance on each January 31 and July 31. This facility will terminate in August 2007, although we may terminate or reduce the loan at any time in our sole discretion. During the first nine months of 2005, we loaned ISP a total of $280.0 million, all of which was repaid to us during the third quarter of 2005. As of October 2, 2005, no loans were outstanding under this loan agreement. Subsequent to October 2, 2005, we loaned a total of $295.0 million to ISP pursuant to this loan agreement. ISP also entered into a loan agreement as the lender with an entity controlled by Samuel
J. Heyman, ISP's and our Chairman, on terms substantially the same as the loan agreement between us and ISP. As of October 2, 2005, no loans were outstanding under this agreement.

     Financing activities in the first nine months of 2005 also included cash dividends of $45.0 million to our parent company, ISP, and $45.0 million of capital contributions to us from ISP.

     As a result of the foregoing factors, cash and cash equivalents decreased by $39.5 million during the first nine months of 2005 to $299.3 million.

   Current Maturities of Long-Term Debt

     As of October 2, 2005, our current maturities of long-term debt, scheduled to be repaid during the twelve-month period ending September 2006, totaled $5.6 million, including $2.5 million related to the term loan under our senior credit facilities.

   Contingencies

     See Note 15 to consolidated financial statements for information regarding contingencies.

   Contractual Obligations

     In our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, we presented information summarizing certain of our long-term contractual obligations as of December 31, 2004. Set forth below is a table summarizing additional long-term contractual obligations as of October 2, 2005 relating to our senior credit facilities and benefit plans. We intend to include these additional line items and footnotes in our contractual obligations table in our future Annual Reports on Form 10-K.


                                                                Payments Due by Period
                                              ---------------------------------------------------------
                                                           Less
                                                           than           1-3         4-5        After
                                              Total        1 Year        Years       Years      5 Years
                                              ------      -------       -------     -------    --------
                                                                       (Millions)
    Estimated interest payments on senior
      credit facilities (1).................  $ 84.7      $  14.3       $  34.0     $ 32.2     $  4.2
    Planned funding of pension and other
      postretirement benefit obligations (2)     9.1          0.7           1.3        1.1        6.0
    Estimated non-qualified defined benefit
      retirement plan payments (2)..........    12.7          0.9           1.9        1.9        8.0


    (1) Based on an assumed interest rate of LIBOR plus 2.0%, ranging from an average rate of 4.9% in 2005 to 8.1% in 2010 and 2011 on estimated average term loan balances outstanding each year on a total loan balance of $246.3 million at October 2, 2005 and scheduled payments of $2.5 million per year through 2009, $176.9 million in 2010 and $58.7 million in the first quarter of 2011.

    (2) We assume no planned funding of our hourly retirement plan. For other postretirement benefit obligations totaling $9.1 million at October 2, 2005, and for non-qualified defined benefit retirement plan obligations totaling $12.7 million at October 2, 2005, the payments each year are based on actuarially computed estimates.

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

   Recent Accounting Pronouncements

     In November 2004, the Financial Accounting Standards Board, which we refer to as "FASB," issued SFAS, No. 151, "Inventory Costs," an amendment of Accounting Research Bulletin, which we refer to as "ARB," No. 43,

Chapter 4, which discussed the general principles applicable to the pricing of inventory. SFAS No. 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 to have a material effect on our consolidated financial statements.

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

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 eliminates the requirement in APB Opinion No. 20, "Accounting Changes," to include the cumulative effect of changes in accounting principles in the Consolidated Statement of Operations in the period of change. Instead, SFAS No. 154 requires that changes in accounting principles be retrospectively applied, whereby the new accounting principle is applied to prior accounting periods as if that principle had always been used. SFAS No. 154 also redefines "restatement" as the revision of previously issued financial statements to reflect the correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and correction of errors made after the date SFAS No. 154 was issued. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. We will adopt the provisions of SFAS No. 154 as of January 1, 2006.

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

               ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK

     Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 for a discussion of "Market-Sensitive Instruments and Risk Management." At December 31, 2004 and October 2, 2005, there were no equity-related financial instruments employed by us to reduce market risk. During 2003, we entered into interest rate swaps with a notional value of $23.0 million in order to economically hedge interest rate risk associated with investments in securities for which the market value correlates with interest rate changes. The interest rate swaps were marked-to-market each month, with unrealized gains and losses included in the results of operations. The notional value of interest rate swaps outstanding at December 31, 2004 was $9.0 million. At December 31, 2004, the unrealized gains related to the interest rate swaps were $93,000. At October 2, 2005, there were no interest rate swaps outstanding.


                        ITEM 4. CONTROLS AND PROCEDURES

     Disclosure Controls and Procedures: Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports filed, furnished or submitted under the Exchange Act. The Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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


                             INTERNATIONAL SPECIALTY HOLDINGS INC.



DATE:  November 16, 2005         BY:  /s/Roger J. Cope
       -----------------              ----------------

                                      Roger J. Cope
                                      Senior Vice President and
                                        Interim Chief Financial Officer
                                      (Principal Financial Officer)


DATE:  November 16, 2005         BY:  /s/Kenneth M. McHugh
       -----------------              --------------------

                                      Kenneth M. McHugh
                                      Vice President and Controller
                                      (Principal Accounting Officer)